Form 10-Q
period 1995-03-31
BRAUVIN HIGH YIELD FUND L P
filed 1995-05-15
CIK 810587

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended      March 31, 1995

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from              to

     Commission File Number   0-17557


                     Brauvin High Yield Fund L.P.
           (Exact name of registrant as specified in its charter)

            Delaware                             36-3569428
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)

     150 South Wacker Drive, Chicago, Illinois       60606
     (Address of principal executive offices)     (Zip Code)

                           (312) 443-0922
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
X   No    .

                        BRAUVIN HIGH YIELD FUND L.P.
                      (a Delaware limited partnership)


                                   INDEX

                                                                  Page
PART I  Financial Information

 Item 1.Financial Statements. . . . . . . . . . . . . . . . . .   3

         Balance Sheets at March 31, 1995 and December 31, 1994   4

         Statements of Operations for the periods
         January 1, 1995 to March 31, 1995 and January 1, 1994
         to March 31, 1994. . . . . . . . . . . . . . . . . . .   5

         Statements of Partners' Capital for the period
         January 1, 1992 to March 31, 1995. . . . . . . . . . .   6

         Statements of Cash Flows for the period January 1, 1995
         to March 31, 1995 and January 1, 1994 to March 31, 1994  7

         Notes to Financial Statements. . . . . . . . . . . . .   8

 Item 2.Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . .  16


PART II  Other Information

 Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . .  19

 Item 2. Changes in Securities. . . . . . . . . . . . . . . . .  19

 Item 3. Defaults Upon Senior Securities. . . . . . . . . . . .  19

 Item 4. Submissions of Matters to a Vote of Security Holders .  19

 Item 5. Other Information. . . . . . . . . . . . . . . . . . .  19

 Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . .  19

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . .  20





                        PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

 Except for the December 31, 1994 Balance Sheet, the following Balance Sheet as of March 31, 1995, Statements of Operations for the three months ended March 31, 1995 and 1994, Statements of Partners' Capital for the period January 1, 1992 to March 31, 1995 and Statements of Cash Flows for the periods January 1, 1995 to March 31, 1995 and January 1,
1994 to March 31, 1994 for Brauvin High Yield Fund L.P. (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

 These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1994 Annual Report on Form 10-K.

                           BRAUVIN HIGH YIELD FUND L.P.
                         (a Delaware limited partnership)

                                  BALANCE SHEETS


                                              March 31         December 31,
                                                1995                1994
ASSETS

 Investment in real estate, at cost:
   Land                                    $  5,768,768        $ 5,768,768
   Buildings                                 13,554,207         13,554,207
                                             19,322,975         19,322,975
   Less: accumulated depreciation            (2,562,145)        (2,465,487)
   Net investment in real estate             16,760,830         16,857,488

 Investment in Joint Ventures (Note 5):
   Brauvin High Yield Venture                    34,443             34,179
   Brauvin Funds Joint Venture                2,486,461          2,494,341
   Brauvin Gwinnett County Venture              562,439            569,626

 Cash and cash equivalents                      971,194          1,016,066
 Due from affiliates                              1,192             12,151
 Prepaid offering costs                          19,862             20,873
 Other assets                                       746              6,039
   Total Assets                             $20,837,167        $21,010,763



LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Accounts payable and accrued expenses      $    40,096        $    14,652
 Due to affiliates                                   --              2,859
 Rent received in advance                        40,652            232,379
   Total Liabilities                             80,748            249,890

PARTNERS' CAPITAL:
 General Partners                               127,896            129,815
 Interest Holders                            20,628,523         20,631,058
   Total Partners' Capital                   20,756,419         20,760,873


   Total Liabilities and Partners' Capital  $20,837,167        $21,010,763

                 See accompanying notes to financial statements.

                         BRAUVIN HIGH YIELD FUND L.P.
                       (a Delaware limited partnership)

                           STATEMENTS OF OPERATIONS
                     For the three months ended March 31,




                                                   1995         1994
INCOME:
  Rental                                       $   600,423    $ 605,839
  Interest                                           8,666        3,861
  Other                                                224           --

   Total income                                    609,313      609,700

EXPENSES:
  General and administrative                        26,030       34,913
  Management fees                                    6,028        5,965
  Depreciation and amortization                     96,658       96,659

   Total expenses                                  128,716      137,537

Income before equity interest in joint ventures    480,597      472,163

Equity Interest in Joint Venture's Net Income:
   Brauvin High Yield Venture                        1,414        1,413
   Brauvin Funds Joint Venture                      72,970       71,124
   Brauvin Gwinnett County Venture                  11,533        9,274

Net income                                      $  566,514    $ 553,974

Net income allocated to the General Partners    $   11,330    $  11,079

Net income allocated to the Interest Holders    $  555,184    $ 542,895

Net income per Unit outstanding (a)             $     0.21    $    0.21


(a) Net income per Unit was based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Interest Holders were admitted to the Partnership and additional Units were purchased through the Plan.

                See accompanying notes to financial statements.

                         BRAUVIN HIGH YIELD FUND L.P.
                        (a Delaware limited partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                For the Period January 1, 1992 to March 31, 1995

                                   General       Interest
                                   Partners      Holders*        Total
Balance, January 1, 1992          $143,107    $21,499,300     $21,642,407
Contributions, net                      --        193,848         193,848
Selling commissions and
 other offering costs (Note 1)          --        (35,891)        (35,891)
Net income                          42,348      2,075,069       2,117,417
Cash distributions                 (39,264)    (2,560,503)     (2,599,767)
Balance, December 31, 1992         146,191     21,171,823      21,318,014

Contributions, net                      --        281,434         281,434
Selling commissions and
 other offering costs (Note 1)          --        (36,324)        (36,324)
Net income                          43,788      2,145,606       2,189,394
Cash distributions                 (52,853)    (2,590,902)     (2,643,755)
Balance, December 31, 1993         137,126     20,971,637      21,108,763

Contributions, net                      --         63,295          63,295
Selling commissions and
 other offering costs (Note 1)          --        (37,316)        (37,316)
Net income                          45,922      2,250,200       2,296,122
Cash distributions                 (53,233)    (2,616,758)     (2,669,991)
Balance, December 31, 1994         129,815     20,631,058      20,760,873

Contributions, net                      --        101,108         101,108
Selling commissions and
 other offering costs (Note 1)          --         (9,605)         (9,605)
Net income                          11,330        555,184         566,514
Cash distributions                 (13,249)      (649,222)       (662,471)
Balance, March 31, 1995          $ 127,896    $20,628,523     $20,756,419

 * Total Units sold at March 31, 1995, December 31, 1994, 1993 and 1992 were 2,591,114, 2,581,003, 2,574,675 and 2,546,530 respectively. Cash distributions to Interest Holders per Unit were $0.25, $1.01, $1.01 and $1.01 for the three months ended March 31, 1995 and the years ended December 31, 1994, 1993 and 1992, respectively. Cash distributions to Interest Holders per Unit are based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Interest Holders were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan.
                See accompanying notes to financial statements.

                          BRAUVIN HIGH YIELD FUND L.P.
                        (a Delaware limited partnership)

                            STATEMENTS OF CASH FLOWS
                      For the three Months Ended March 31,


                                                   1995              1994
Cash flows from operating activities:
Net income                                       $566,514          $553,974
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization                     96,658            96,659
 Equity interest in Brauvin High Yield
  Venture's net income                             (1,414)           (1,413)
 Equity interest in Brauvin Funds Joint
  Venture's net income                            (72,970)          (71,124)
 Equity interest in Brauvin Gwinnett County
  Venture's net income                            (11,533)           (9,274)
 Decrease in other assets                           5,293             6,615
 Decrease (increase) in due from affiliates        10,959              (673)
 Increase (decrease) in accounts payable
  and accrued expenses                             25,444           (48,643)
 Decrease in rent received in advance            (191,727)          (97,255)
 Decrease in due to affiliates                     (2,859)               --
Total adjustments                                (142,149)         (125,108)
Net cash provided by operating activities         424,365           428,866

Cash flows from investing activities:
Distributions from Brauvin High Yield Venture       1,150             1,000
Distributions from Brauvin Funds Joint Venture     80,850            49,000
Distributions from Brauvin Gwinnett
  County Venture                                   18,720             8,190
Net cash provided by investing activities         100,720            58,190

Cash flows from financing activities:
Sale of Units, net of liquidations, selling
  commissions and other offering costs             92,514            50,517
Cash distributions to Interest Holders           (649,222)         (672,724)
Cash distributions to General Partners            (13,249)          (13,219)
Net cash used in financing activities            (569,957)         (635,426)

Net decrease in cash and cash
  equivalents                                     (44,872)         (148,370)
Cash and cash equivalents at beginning
  of period                                     1,016,066           857,383
Cash and cash equivalents at end of period    $   971,194       $   709,013

                 See accompanying notes to financial statements.

                        BRAUVIN HIGH YIELD FUND L.P.
                       (a Delaware limited partnership)

                        NOTES TO FINANCIAL STATEMENTS


(1)    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION

    BRAUVIN HIGH YIELD FUND L.P. (the "Partnership") is a Delaware limited partnership organized for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office and industrial real estate properties predominantly subject to "triple-net" leases. The General Partners of the Partnership are Brauvin Realty Advisors, Inc., Jerome J. Brault, Cezar M. Froelich and David M. Strosberg. Brauvin Realty Advisors, Inc. is owned primarily by Messrs. Brault (44%) and Froelich (44%). Brauvin Securities, Inc., an affiliate of the General Partners, was the selling agent of the Partnership. The Partnership is managed by an affiliate of the General Partners.

   The Partnership was formed on January 6, 1987 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on September 4, 1987. The sale of the minimum of $1,200,000 of depositary units representing beneficial assignments of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on November 18, 1987. The Partnership's offering closed on May 19, 1988. Through March 31, 1995 and December 31, 1994, the Partnership had sold $25,911,140 and $25,810,033, of Units, respectively. The March 31, 1995 total includes $2,396,711 of Units purchased by Interest Holders who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan") and is net of Units purchased by the Partnership from Interest Holders liquidating their investments in the Partnership, which Units were retired. As of March 31, 1995, the Participants have acquired Units under the Plan which approximate 9% of total Units outstanding.

   The Partnership has acquired the land and buildings underlying 20 Taco Bell restaurants, 11 Ponderosa restaurants and two Children's World Learning
Centers.   The Partnership also acquired 1%, 49% and 23.4% equity interests in three joint ventures with three entities affiliated with the Partnership. These ventures own the land and buildings underlying six Ponderosa restaurants, a Scandinavian Health Spa and a CompUSA store, respectively.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting Method

     The accompanying financial statements have been prepared using the accrual method of accounting.

     Federal Income Taxes

     Under the provisions of the Internal Revenue Code, the Partnership's income and losses are reportable by the partners on their respective income tax returns. Accordingly, no provision is made for Federal income taxes in the Financial Statements. However, in certain instances, the Partnership has been required under applicable state law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

     Investment in Real Estate

     The operating properties acquired by the Partnership are stated at cost including acquisition costs, net of accumulated depreciation. Depreciation expense is computed on a straight-line basis over approximately 35 years.

     Investment in Joint Ventures

     The Partnership owns a 1% equity interest in Brauvin High Yield Venture, which owns the land and building underlying six Ponderosa restaurants; a 49% equity interest in Brauvin Funds Joint Venture, which owns the land and building underlying a Scandinavian Health Spa;
and a 23.4% equity interest in Brauvin Gwinnett County Venture, which owns the land and building underlying a CompUSA store. The accompanying financial statements include the investments in Brauvin High Yield Venture, Brauvin Funds Joint Venture and Brauvin Gwinnett County Venture using the equity method of accounting.

     Organization Costs and Prepaid Offering Costs

     Organization costs represent costs incurred in connection with the organization and formation of the Partnership. Organization costs were amortized over a period of five years using the straight-line method.

     The General Partners have guaranteed payment of any organization and offering costs that exceed defined percentages of the gross proceeds of the offering. Prepaid offering costs represent amounts in excess of the defined percentages of the gross proceeds. Subsequently, gross proceeds of the offering are expected to increase due to the purchase of additional Units through the distribution reinvestment plan (the "Plan") and the prepaid offering costs will be transferred to offering costs and treated as a reduction in Partners' Capital.

     Cash and Cash Equivalents

     Cash and cash equivalents include all highly liquid debt instruments with an original maturity within three months of purchase.


(2)  PARTNERSHIP AGREEMENT

     Distributions

     All Operating Cash Flow, as defined in the Partnership Agreement
(the "Agreement"), shall be distributed: (a) first, to the Interest Holders until the Interest Holders receive an amount equal to their 10% Current Preferred Return, as such term is defined in the Agreement; and (b) thereafter, any remaining amounts will be distributed 98% to the Interest Holders and 2% to the General Partners.

     The net proceeds of a sale or refinancing of a Partnership property shall be distributed as follows:

          first, to the Interest Holders until each Interest Holder has been paid an amount equal to the 10% Cumulative Preferred Return, as defined in the Agreement;

          second, to the Interest Holders until each Interest Holder has been paid an amount equal to his Adjusted Investment, as defined in the Agreement;

          third, to the General Partners until they have been paid an amount equal to a 2% preferred return;

          fourth, 95% of any remaining Net Sale or Refinancing Proceeds, as such term is defined in the Agreement, to the Interest Holders and the remaining 5% to the General Partners.

     Distributions to Interest Holders and the General Partners for the first quarter of 1995 will be made on May 15, 1995 in the amounts of $637,670 and $13,014, respectively.

     Profits and Losses

     Net profits and losses from operations of the Partnership [computed without regard to any allowance for depreciation or cost recovery deductions under the Internal Revenue Code of 1986, as amended (the "Code")] for each taxable year of the Partnership shall be allocated 98% to the Interest Holders and 2% to the General Partners. Notwithstanding the foregoing, all depreciation and cost recovery deductions allowed under the Code shall be allocated 2% to the General Partners and 98% to the Taxable Interest Holders, as defined in the Agreement.

     The net profit of the Partnership from any sale or other disposition of a Partnership property shall be allocated (with ordinary income being allocated first) as follows: (a) first, an amount equal to the aggregate deficit balances of the Partners' Capital Accounts, as such term is defined in the Agreement, shall be allocated to each Partner who or which has a deficit Capital Account balance in the same ratio as the deficit balance of such Partner's Capital Account bears to the aggregate of the deficit balances of all Partners' Capital Accounts; (b) second, to the Interest Holders until the Interest Holders have been allocated profits equal to their 10% Cumulative Preferred Return; (c) third, to the Interest Holders until the Interest Holders have been allocated an amount of profit equal to the amount of their Adjusted Investment; (d) fourth, to the General Partners until such time as they have been allocated profits equal to a 2% preferred return; and (e) thereafter, 95% to the Interest Holders and 5% to the General Partners. The net loss of the Partnership from any sale or other disposition of a Partnership property shall be allocated as follows: (a) first, an amount equal to the aggregate positive balances in the Partners' Capital Accounts, to each Partner in the same ratio as the positive balance in such Partner's Capital Account bears to the aggregate of all Partners' positive Capital Accounts balances; and
(b) thereafter, 98% to the Interest Holders and 2% to the General Partners.

(3)  TRANSACTIONS WITH RELATED PARTIES

     An affiliate of the General Partners manages the Partnership's real estate properties for an annual management fee equal to up to 1% of gross revenues derived from the properties. The property management fee is subordinated, annually, to receipt by the Interest Holders of an annual 10% non-cumulative, non-compounded return on Adjusted Investment (as defined).

     The Partnership pays affiliates of the General Partners selling commissions of 8-1/2% of the capital contributions received for Units sold by the affiliates.

     An affiliate of one of the General Partners provides securities and real estate counsel to the Partnership.

     Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the three months ended March 31, 1995 and 1994 were as follows:


                              1995               1994

         Selling commissions $8,594             $ 8,281
         Management fees      6,028               5,965
         Reimbursable operating
           expenses          18,000              18,900
         Legal fees              --               1,032


(4)      WORKING CAPITAL RESERVES

         The Partnership set aside 1% of the gross proceeds of its Offering as a working capital reserve. At any time two years subsequent to the termination of the Partnership's offering (May 19, 1990), it became permissible to reduce the working capital reserve to an amount equal to not less than 1/2% of the proceeds of the Offering ($125,000) if the General Partners believed such reduction to be in the best interests of the Partnership and the Interest Holders. As a result thereof, $125,000 was paid to an affiliate of the General Partners in the fourth quarter of 1990 as an additional Acquisition Fee and $125,000 remains in reserve.

(5)      EQUITY INVESTMENT

         The Partnership owns equity interests in the Brauvin High Yield Venture, Brauvin Funds Joint Venture and Brauvin Gwinnett County Venture and reports its investments on the equity method. The following are condensed financial statements for the Brauvin High Yield Venture, Brauvin Funds Joint Venture and Brauvin Gwinnett County Venture:


                        BRAUVIN HIGH YIELD VENTURE

                         March 31,        December 31,
                           1995                1994

        Land and buildings,
                  net   $5,253,271          $5,283,334
        Other assets         8,623               9,096
                        $5,261,894          $5,292,430

        Liabilities    $    12,406          $   69,363
        Partners'
        capital          5,249,488           5,223,067
                        $5,261,894          $5,292,430



                       For the three months ended March 31,

                            1995                1994

Rental income             $174,607            $173,855
Expenses:
        Depreciation        30,063              30,063
        Management fees      1,723               1,628
        Operating and
         administrative      1,400                 864
                            33,186              32,555
Net income                $141,421            $141,300







                        BRAUVIN FUNDS JOINT VENTURE

                         March 31,        December 31,
                           1995               1994

Land and buildings, net $4,899,072          $4,926,596
Other assets               229,575             217,144
                        $5,128,647          $5,143,740

Liabilities             $      989          $        0
Partners' capital        5,127,658           5,143,740
                        $5,128,647          $5,143,740



                       For the three months ended March 31,

                            1995                1994

Rental income             $179,019             $174,475

Expenses:
        Depreciation        27,524               27,524
        Management fees      1,704                1,081
        Operating and
         administrative        873                  718
                            30,101               29,323

Net income                $148,918             $145,152

                     BRAUVIN GWINNETT COUNTY VENTURE



                             March 31,        December 31,
                               1995               1994

Land and buildings, net     $2,410,824          $2,422,262
Other assets                     9,640              45,198
                            $2,420,464          $2,467,460

Liabilities                 $       --          $   19,792
Partners' capital            2,420,464           2,447,668
                            $2,420,464          $2,467,460



                      For the three months ended March 31,
                             1995                 1994

Rental income             $ 61,327              $58,465

Expenses:
        Depreciation        11,438               11,438
        Management fees        602                  594
        Operating and
         administrative         --                6,799
                            12,040               18,831

Net income                $ 49,287              $39,634

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership commenced an offering to the public on September 4, 1987 of 1,500,000 Units which was subsequently increased to 2,500,000 Units. The offering closed on May 19, 1988 after 2,500,000 Units were sold. The Partnership purchased the land and buildings underlying seven Taco Bell restaurants in 1987. In 1988, the Partnership purchased 13 Taco Bell restaurants, nine Ponderosa restaurants and an interest in a joint venture which purchased six Ponderosa restaurants. In 1989, the Partnership purchased the land and building underlying a Ponderosa restaurant, an interest in a joint venture which purchased a Scandinavian Health Spa, the land and buildings underlying two Children's World Learning Centers and the land and building underlying an additional Ponderosa restaurant. In 1993, the Partnership purchased a 23.4% interest in a joint venture which purchased a CompUSA store.

         The Partnership raised $25,000,000 through its initial offering and an additional $2,396,711 as of March 31, 1995, through Units purchased by certain Interest Holders investing their distributions of Operating Cash Flow in additional Units through the distribution reinvestment plan (the "Plan"). As of March 31, 1995, Units valued at $1,579,450 have been purchased by the Partnership from Interest Holders liquidating their original investment and retired. The Partnership has no funds available to purchase additional property, excluding those raised through the Plan.

         The General Partners will be adopting an enhancement to the Partnership's Distribution Reinvestment Plan effective August, 1995. This enhancement will permit unit holders to reinvest at a unit price that will be adjusted to reflect any return of investor capital generated through property sales. In addition, any unit liquidations will also occur at the adjusted unit price.


Below is a table summarizing the historical data for distribution rates per annum:

Distribution
  Date          1995   1994    1993     1992    1991    1990   1989

February 15    10.00%  10.00%  10.00%   10.00%  9.50%   9.25%  9.00%

May 15         10.00   10.00   10.00    10.00   9.625   9.50   9.25

August 15              10.00   10.00    10.25   9.75    9.50   9.25

November 15(a)         10.50   10.50    10.25   9.75    9.50   9.25

(a) The November 15, 1992, 1993 and 1994 quarterly distributions were made at a rate of 10% per annum and a second bonus distribution was made at a rate of 0.25%, 0.50% and 0.50%, respectively, per annum.

         Future increases in the Partnership's distributions will largely depend on increased sales at the Partnership's properties resulting in additional percentage rent and, to a lesser extent on rental increases, which will occur due to increases in receipts from certain leases based upon increases in the Consumer Price Index or scheduled increases of base rent.

         Since the distribution to Limited Partners had been at least 10% per annum during the three months ended March 31, 1995 and the years ended December 31, 1994 and 1993, the General Partners and its affiliates collected a management fee of $6,028, $25,596 and $24,969, respectively and received $13,249, $53,233 and $52,853, in Operating Cash Flow distributions for the three months ended March 31, 1995 and the years ended December 31, 1994 and 1993, respectively. This is anticipated to continue throughout 1995.

Results of Operations - Three months ended March 31, 1995 and 1994.

     Results of operations for the Partnership for the three months ended March 31, 1995 reflected net income of $566,514 as compared to $553,974 for the three months ended March 31, 1994 an increase of approximately $12,500. The increase in net income is a result of a decrease in expenses and an increase in the Joint Venture's net income. Total income for the three months ended March 31, 1995 was $609,313 as compared to $609,700 for the three months ended March 31, 1994, a decrease of approximately $400. The decrease in total income was due to a decrease in rental income as a result of a decrease in percentage rent due to sixteen of the Taco Bell restaurants paying percentage rent compared to seventeen for the same period in 1994.
The decrease in rental income was mostly offset by an increase in interest income due to higher interest rates on funds invested. Total expenses for the three months ended March 31, 1995 were $128,716 as compared to $137,537 for the three months ended March 31, 1995, a decrease of approximately $8,800. The decrease in total expenses is due to a decrease in insurance expense as a result of the full amortization of a lease insurance policy on the Taco
Bell rents.

                          PART II - OTHER INFORMATION



    ITEM 1.  Legal Proceedings.

             None.

    ITEM 2.  Changes in Securities.

             None.

    ITEM 3.  Defaults Upon Senior Securities.

             None.

    ITEM 4.  Submission Of Matters To a Vote of Security Holders.

             None.

    ITEM 5.  Other Information.

             None.

    ITEM 6.  Exhibits and Reports On Form 8-K.

             None.

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       BY:  Brauvin Realty Advisors, Inc.
                            Corporate General Partner of
                            Brauvin High Yield Fund L.P.



                            BY:  /S/ Jerome J. Brault
                                 Jerome J. Brault
                                 Chairman of the Board of Directors,
                                 President and Chief Executive Officer

                            DATE: May 12, 1995



                            BY:  /s/ Thomas J. Coorsh
                                 Thomas J. Coorsh
                                 Chief Financial Officer and Treasurer

                            DATE: MAY 12, 1995