Form 10-Q/A
period 1995-03-31
BRAUVIN HIGH YIELD FUND L P
filed 1995-07-12
CIK 810587

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q/A



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

             Exhibit 27. Financial Data Schedule

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

                      DATE: July 12, 1995



                       BY:  /s/ Thomas J. Coorsh
                            Thomas J. Coorsh
                            Chief Financial Officer and Treasurer

                       DATE: July 12, 1995