Form 10-Q
period 1995-06-30
BRAUVIN HIGH YIELD FUND L P
filed 1995-08-14
CIK 810587

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended      June 30, 1995

                                or

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


                              INDEX

                                                     Page
PART I  Financial Information

Item 1. Financial Statements                            3

        Balance Sheets at June 30, 1995 and
        December 31, 1994                               4

        Statements of Operations for the six
        months ended June 30, 1995 and
        June 30, 1994                                   5

        Statements of Operations for the three
        months ended June 30, 1995 and
        June 30, 1994                                   6

        Statements of Partners' Capital for the
        period January 1, 1992 to June 30, 1995         7

        Statements of Cash Flows for the six months
        ended June 30, 1995 and June 30, 1994           8

        Notes to Financial Statements                   9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                     16


PART II  Other Information

Item 1.  Legal Proceedings                              18

Item 2.  Changes in Securities                          18

Item 3.  Defaults Upon Senior Securities                18

Item 4.  Submissions of Matters to a Vote of
         Security Holders                               18

Item 5.  Other Information                               18

Item 6.  Exhibits and Reports on Form 8-K                18

SIGNATURES                                               19

                  PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

 Except for the December 31, 1994 Balance Sheet, the following Balance Sheet as of June 30, 1995, Statements of Operations for the six months ended June 30, 1995 and 1994, Statements of Operations for the three months ended June 30, 1995 and 1994, Statements of Partners' Capital for the period
January 1, 1992 to June 30, 1995 and Statements of Cash Flows for the six months ended June 30, 1995 and June 30, 1994 for Brauvin High Yield Fund L.P. (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

 These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1994 Annual Report on Form 10-K.

                         BRAUVIN HIGH YIELD FUND L.P.
                       (a Delaware limited partnership)

                                BALANCE SHEETS

                                   June 30,         December 31,
                                     1995              1994
ASSETS

 Investment in real estate, at cost:
   Land                         $ 5,768,768        $ 5,768,768
   Buildings                     13,554,207         13,554,207
                                 19,322,975         19,322,975
   Less: accumulated depreciation(2,658,805)        (2,465,487)
   Net investment in real estate 16,664,170         16,857,488

 Investment in Joint Ventures (Note 5):
   Brauvin High Yield Venture        34,137             34,179
   Brauvin Funds Joint Venture    2,483,482          2,494,341
   Brauvin Gwinnett County Venture  561,641            569,626

 Cash and cash equivalents        1,057,240          1,016,066
 Due from affiliates                 12,896             12,151
 Prepaid offering costs              18,855             20,873
 Other assets                         6,020              6,039
   Total Assets                 $20,838,441        $21,010,763

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Accounts payable and
    accrued expenses        $       21,044     $       14,652
 Due to affiliates                   3,179              2,859
 Rent received in advance           69,381            232,379
   Total Liabilities                93,604            249,890

PARTNERS' CAPITAL:
 General Partners                  126,271            129,815
 Interest Holders               20,618,566         20,631,058
   Total Partners' Capital      20,744,837         20,760,873
  Total Liabilities and
Partners' Capital              $20,838,441        $21,010,763

                See accompanying notes to financial statements.

                      BRAUVIN HIGH YIELD FUND L.P.
                    (a Delaware limited partnership)

                        STATEMENTS OF OPERATIONS
                    For the Six Months Ended June 30,


                                        1995        1994
INCOME:
  Rental                           $1,215,739    $1,238,421
  Interest                             23,786         7,333
  Other                                   138         1,521
   Total income                     1,239,663     1,247,275

EXPENSES:
  General and administrative           70,536        85,323
  Management fees                      12,268        12,986
  Depreciation                        193,318       193,318
   Total expenses                     276,122       291,627

Income before equity interest
    in joint ventures                 963,541       955,648

Equity Interest in Joint
   Venture's Net Income:
   Brauvin High Yield Venture           2,858         2,806
   Brauvin Funds Joint Venture        145,941       143,879
   Brauvin Gwinnett County Venture     23,605        23,761

Net income                         $1,135,945    $1,126,094

Net income allocated to
   the General Partners          $     22,719  $     22,522

Net income allocated to
   the Interest Holders            $1,113,226    $1,103,572

Net income per Unit outstanding (a)    $ 0.43        $ 0.43

(a) Net income per Unit was based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Interest Holders were admitted to the Partnership and additional Units were purchased through the Plan. See accompanying notes to financial statements.

                      BRAUVIN HIGH YIELD FUND L.P.
                    (a Delaware limited partnership)

                        STATEMENTS OF OPERATIONS
                   For the Three Months Ended June 30,

                                   1995             1994
INCOME:
 Rental                        $  615,316       $ 632,582
 Interest                          15,120           3,472
 Other                                (86)          1,521
    Total income                  630,350         637,575

EXPENSES:
 General and administrative        44,506          50,410
 Management fees                    6,240           7,021
 Depreciation                      96,660          96,659
    Total expenses                147,406         154,090

Income before equity interest
    in joint ventures             482,944         483,485

Equity Interest in
Joint Venture's Net Income:
   Brauvin High Yield Venture       1,444           1,393
   Brauvin Funds Joint Venture     72,971          72,755
   Brauvin Gwinnett County Venture 12,072          14,487

Net income                      $ 569,431       $ 572,120

Net income allocated to the
    General Partners            $  11,389       $  11,443

Net income allocated to the
    Interest Holders            $ 558,042       $ 560,677

Net income per Unit outstanding (a) $0.22           $0.22

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

                     BRAUVIN HIGH YIELD FUND L.P.
                   (a Delaware limited partnership)

                   STATEMENTS OF PARTNERS' CAPITAL
          For the Period January 1, 1992 to June 30, 1995

                           General      Interest
                          Partners      Holders*      Total
Balance, January 1, 1992  $143,107   $21,499,300   $21,642,407
Contributions, net             --        193,848       193,848
Selling commissions and
other offering costs (Note 1)  --        (35,891)      (35,891)
Net income                  42,348      2,075,069    2,117,417
Cash distributions         (39,264)    (2,560,503)  (2,599,767)
Balance,December 31, 1992  146,191     21,171,823   21,318,014

Contributions, net             --         281,434      281,434
Selling commissions and
other offering costs (Note 1)  --         (36,324)     (36,324)
Net income                  43,788      2,145,606    2,189,394
Cash distributions         (52,853)    (2,590,902)  (2,643,755)
Balance,December 31,1993   137,126     20,971,637   21,108,763

Contributions, net             --          63,295       63,295
Selling commissions and
other offering costs (Note 1)  --         (37,316)     (37,316)
Net income                  45,922      2,250,200    2,296,122
Cash distributions         (53,233)    (2,616,758)  (2,669,991)
Balance,December 31,1994   129,815     20,631,058   20,760,873

Contributions, net             --         189,800      189,800
Selling commissions and
other offering costs (Note 1)  --         (19,171)     (19,171)
Net income                  22,719      1,113,226    1,135,945
Cash distributions         (26,263)    (1,296,347)  (1,322,610)
Balance, June 30, 1995    $126,271    $20,618,566  $20,744,837

 * Total Units sold at June 30, 1995, December 31, 1994, 1993 and 1992 were 2,599,983, 2,581,003, 2,574,675 and 2,546,530 respectively. Cash distributions to Interest Holders per Unit were $0.50, $1.01, $1.01 and $1.01 for the six months ended June 30, 1995 and the years ended December 31, 1994, 1993 and 1992, respectively. Cash distributions to Interest Holders per Unit are based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Interest Holders were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan.


              See accompanying notes to financial statements.

                          BRAUVIN HIGH YIELD FUND L.P.
                        (a Delaware limited partnership)

                            STATEMENTS OF CASH FLOWS
                       For the Six Months Ended June 30,



                                         1995         1994
Cash flows from operating activities:
Net income                            $1,135,945   $1,126,094
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation and amortization           193,318       193,318
Equity interest in Brauvin High
Yield Venture's net income               (2,858)       (2,806)
Equity interest in Brauvin Funds
Joint Venture's net income             (145,941)     (143,879)
Equity interest in Brauvin Gwinnett
County Venture's net income             (23,605)      (23,761)
Decrease in other assets                     19        12,567
Increase in due from affiliates            (745)      (11,448)
Increase (decrease) in accounts
payable and accrued expenses              6,392       (47,207)
Decrease in rent received in advance   (162,998)       (9,898)
Increase in due to affiliates               320        39,760
Total adjustments                      (136,098)        6,646
Net cash provided by operating
activities                              999,847     1,132,740

Cash flows from investing activities:
Distributions from Brauvin High
Yield Venture                             2,900         4,150
Distributions from Brauvin Funds
Joint Venture                           156,800       149,450
Distributions from Brauvin Gwinnett
County Venture                           31,590        28,080
Net cash provided by investing
activities                              191,290       181,680

Cash flows from financing activities:
Sale of Units, net of liquidations,
selling commissions and other
offering costs                         172,647         36,736
Cash distributions to
General Holders                       (26,263)      (26,168)
Cash distributions to
Interest Partners                  (1,296,347)   (1,290,565)
Net cash used in financing
activities                         (1,149,963)   (1,279,997)
Net increase in cash and cash
equivalents                            41,174        34,423
Cash and cash equivalents at
beginning of period                 1,016,066       857,383
Cash and cash equivalents at
end of period                    $  1,057,240      $891,806

                See accompanying notes to financial statements.

                     BRAUVIN HIGH YIELD FUND L.P.
                   (a Delaware limited partnership)

                     NOTES TO FINANCIAL STATEMENTS

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION

   BRAUVIN HIGH YIELD FUND L.P. (the "Partnership") is a Delaware limited partnership organized for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail,office and industrial real estate properties predominantly subject to "triple-net" leases. The General Partners of the Partnership are Brauvin Realty Advisors, Inc., Jerome J. Brault, Cezar M. Froelich and David M. Strosberg. Brauvin Realty Advisors, Inc. is owned primarily by Messrs. Brault (44%) and Froelich (44%). Brauvin Securities, Inc., an affiliate of the General Partners, was the selling agent of the Partnership. The Partnership is managed by an affiliate of the General Partners.

   The Partnership was formed on January 6, 1987 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on September 4, 1987. The sale of the minimum of $1,200,000 of depositary units representing beneficial assignments of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on November 18, 1987. The Partnership's offering closed on May 19, 1988. Through June 30, 1995 and December 31, 1994, the Partnership had sold $25,999,830 and $25,810,033, of Units, respectively. The June 30, 1995 total includes $2,497,403 of Units purchased by Interest Holders who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan") and is net of Units purchased by the Partnership from Interest Holders liquidating their investments in the Partnership, which Units were retired. As of June 30, 1995, the Participants have acquired Units under the Plan which approximate 9.6% of total Units outstanding.

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

   Distributions to Interest Holders and the General Partners for the second quarter of 1995 will be made on August 15, 1995 in the amounts of $647,003 and $13,204, respectively.

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

   Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the six months ended
June 30, 1995 and 1994 were as follows:

                                        1995               1994

  Selling commissions                 $17,153            $ 16,372
  Management fees                      12,268              12,986
  Reimbursable operating
    expenses                           36,000              37,800
  Legal fees                               --               1,800

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

(5) EQUITY INVESTMENT

   The Partnership owns equity interests in the Brauvin High Yield Venture, Brauvin Funds Joint Venture and Brauvin Gwinnett County Venture and reports its investments on the equity method. The following are condensed financial statements for the Brauvin High Yield Venture, Brauvin Funds Joint Venture and Brauvin Gwinnett County
Venture:

                      BRAUVIN HIGH YIELD VENTURE

                                    June 30,      December 31,
                                      1995            1994

 Land and buildings, net           $5,223,209        $5,283,334
 Other assets                           6,383             9,096

     Total Assets                  $5,229,592        $5,292,430

 Liabilities                      $    10,768      $     69,363
 Partners' capital                  5,218,824         5,223,067

     Total Liabilities
     and Partners Capital          $5,229,592        $5,292,430



                                For the six months ended June 30,

                                      1995             1994
Rental income                       $352,224          $347,882

Expenses:
 Depreciation                         60,125            60,125
 Management fees                       3,502             3,775
 Operating and administrative          2,839             3,427
Net income                          $285,758          $280,555

                      BRAUVIN FUNDS JOINT VENTURE

                                    June 30,      December 31,
                                      1995           1994

Land and buildings, net            $4,871,548        $4,926,596
Other assets                          250,030           217,144

 Total Assets                      $5,121,578        $5,143,740


Liabilities                  $             --  $             --
Partners' capital                   5,121,578         5,143,740

 Total Liabilities
  and Partners' Capital            $5,121,578        $5,143,740



                                For the six months ended June 30,

                                      1995           1994
Rental income                       $357,666          $354,512

Expenses:
 Depreciation                         55,048            55,048
 Management fees                       3,406             3,360
 Operating and administrative          1,374             2,474

Net income                          $297,838          $293,630

                   BRAUVIN GWINNETT COUNTY VENTURE


                                June 30,          December 31,
                                  1995                 1994

Land and buildings, net          $2,399,386           $2,422,262
Other assets                         14,157               45,198

    Total Assets                 $2,413,543           $2,467,460


Liabilities                $             --         $     19,792
Partners' capital                 2,413,543            2,447,668

    Total Liabilities
 and Partners' Capital           $2,413,543           $2,467,460


                              For the six months ended June 30,

                                 1995                1994

Rental income                     $124,978            $132,354

Expenses:
 Depreciation                       22,876              22,876
 Management fees                     1,229               1,135
 Operating and administrative                               --
      6,800

Net income                        $100,873            $101,543

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

   The Partnership raised $25,000,000 through its initial offering and an additional $2,497,403 as of June 30, 1995, through Units purchased by certain Interest Holders investing their distributions of Operating Cash Flow in additional Units through the distribution reinvestment plan (the "Plan"). As of June 30, 1995, Units valued at $1,591,450 have been purchased by the Partnership from Interest Holders liquidating their original investment and retired. The Partnership has no funds available to purchase additional property, excluding those raised through the Plan.

   The General Partners will be adopting an enhancement to the Partnership's Distribution Reinvestment Plan effective August, 1995. This enhancement will permit unit holders to reinvest at a unit price that will be adjusted to reflect any return of investor capital generated through property sales. In addition, any unit liquidations will also occur at the adjusted unit price.

Below is a table summarizing the historical data for distribution rates per annum:




Distribution
  Date       1995    1994   1993    1992     1991    1990    1989

February 15 10.00%  10.00% 10.00% 10.00%    9.50%   9.25%  9.00%
May 15      10.00   10.00  10.00  10.00     9.625   9.50   9.25
August 15   10.00   10.00  10.00  10.25     9.75    9.50   9.25
November 15
(a)                 10.50  10.50  10.25     9.75    9.50   9.25

(a) The November 15, 1992, 1993 and 1994 quarterly distributions were made at a rate of 10% per annum and a second bonus distribution was made at a rate of 0.25%,0.50% and 0.50%, respectively, per annum.

Future increases in the Partnership's distributions will largely depend on increased sales at the Partnership's properties resulting in additional percentage rent and, to a lesser extent on rental increases, which will occur due to increases in receipts from certain leases based upon increases in the Consumer
Price Index or scheduled increases of base rent.

   The Taco Bell located in Dunedin, Florida has been closed by the operator. This restaurant is leased to the parent company, Taco Bell Corporation, and the lease is being honored in full. The property is currently being marketed to prospective buyers by Taco Bell. We do not anticipate any interruption in lease payments.

   Since the distribution to Limited Partners had been at least 10% per annum during the six months ended June 30, 1995 and the years ended December 31, 1994 and 1993, the General Partners and its affiliates collected a management fee of $12,268, $25,596 and $24,969, respectively and received $26,263, $53,233 and $52,853, in Operating Cash Flow distributions for the six months ended June 30, 1995 and the years ended December 31, 1994 and 1993, respectively. This is anticipated to continue throughout 1995.

Results of Operations - Six months ended June 30, 1995 and 1994.

   Results of operations for the Partnership for the six months ended June 30, 1995 reflected net income of $1,135,945 as compared to $1,126,094 for the six months ended June 30, 1994 an increase of approximately $10,000. The increase in net income is a result of a decrease in expenses and an increase in the Joint Venture's net income. Total income for the six months ended June 30, 1995 was $1,239,662 as compared to $1,247,275 for the six months ended June 30, 1994, a decrease of approximately $8,000. The decrease in total income was due to a decrease in rental income as a result of a decrease in percentage rent due to sixteen of the Taco Bell restaurants paying percentage rent compared to seventeen for the same period in 1994. The decrease in rental income was mostly offset by an increase in interest income due to higher interest rates on funds invested. Total expenses for the six months ended June 30, 1995 were $276,122 as compared to $291,627 for the six months ended June 30, 1995, a decrease of approximately $16,000. The decrease in total expenses is due to a decrease in insurance expense as a result of the full amortization of a lease insurance policy on the Taco Bell rents.

Results of Operations - Three months ended June 30, 1995 and 1994

   Results of operations for the Partnership for the three months ended June 30, 1995 reflected net income of $569,431 as compared to $572,120 for the three months ended June 30, 1994, a decrease of approximately $3,000. Total income for the three months ended June 30, 1995 was $630,350 as compared to $637,575 for the three months ended June 30, 1995, a decrease of approximately $7,000. Total expenses for the three months ended June 30, 1995 were $147,406 as compared to $154,090 for the three months ended June 30, 1994, a decrease of approximately $7,000. The decrease in net income is a result of a decrease in rental income due to a decrease in percentage rent and a decrease in the Joint Venture's net income. The decrease in revenue was mostly offset by the decrease in general and administrative expenses as the result of the full amortization of a lease insurance policy on the Taco Bell rents.














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

                            DATE: August 14, 1995



                            BY:  /s/ Thomas J. Coorsh
                                 Thomas J. Coorsh
                                 Chief Financial Officer and
                                 Treasurer

                            DATE: August 14, 1995