Form 10-Q
period 1995-09-30
BRAUVIN HIGH YIELD FUND L P
filed 1995-11-14
CIK 810587

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1995

                                  or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________to

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

                                  INDEX

                                                                     Page
PART I    Financial Information

Item 1.    Financial Statements . . . . . . . . . . . . . . . . .        3

           Balance Sheets at September 30, 1995 and
           December 31, 1994. . . . . . . . . . . . . . . . . . .        4

           Statements of Operations for the nine months ended
           September 30, 1995 and September 30, 1994. . . . . . .        5

           Statements of Operations for the three months ended
           September 30, 1995 and September 30, 1994. . . . . . .        6

           Statements of Partners' Capital for the period
           January 1, 1992 to September 30, 1995. . . . . . . . .        7

           Statements of Cash Flows for the nine months ended
           September 30, 1995 and September 30, 1994. . . . . . .        8

           Notes to Financial Statements. . . . . . . . . . . . .        9

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . .       17

PART II    Other Information

Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . . . .       20

Item 2.    Changes in Securities. . . . . . . . . . . . . . . . .       20

Item 3.    Defaults Upon Senior Securities. . . . . . . . . . . .       20

Item 4.    Submissions of Matters to a Vote of Security Holders .       20

Item 5.    Other Information. . . . . . . . . . . . . . . . . . .       20

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . .       20

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . .       21

                      PART I - FINANCIAL INFORMATION


ITEM 1.   Financial Statements

  Except for the December 31, 1994 Balance Sheet, the following Balance Sheet as of September 30, 1995, Statements of Operations for the nine months ended September 30, 1995 and 1994, Statements of Operations for the three months ended September 30, 1995 and 1994, Statements of Partners' Capital for the period January 1, 1992 to September 30, 1995 and Statements of Cash Flows for the nine months ended September 30, 1995 and September 30, 1994 for Brauvin High Yield Fund L.P. (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1994 Annual Report on Form 10-K.

                       BRAUVIN HIGH YIELD FUND L.P.
                     (a Delaware limited partnership)

                              BALANCE SHEETS

                                             September 30,      December 31,
                                                 1995               1994
ASSETS
    Investment in real estate, at cost:
    Land                                      $ 5,768,768        $ 5,768,768
    Buildings                                  13,554,207         13,554,207
                                               19,322,975         19,322,975
    Less: accumulated depreciation             (2,755,463)        (2,465,487)
    Net investment in real estate              16,567,512         16,857,488

    Investment in Joint Ventures (Note 5):
    Brauvin High Yield Venture                     33,826             34,179
    Brauvin Funds Joint Venture                 2,505,759          2,494,341
    Brauvin Gwinnett County Venture               558,840            569,626

    Cash and cash equivalents                   1,173,374          1,016,066
    Due from affiliates                                44             12,151
    Prepaid offering costs                         17,821             20,873
    Other assets                                       --              6,039

    Total Assets                              $20,857,176        $21,010,763


LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
    Accounts payable and accrued expenses     $    21,911        $    14,652
    Due to affiliates                               3,179              2,859
    Rent received in advance                       48,494            232,379

    Total Liabilities                              73,584            249,890

PARTNERS' CAPITAL:
    General Partners                              125,169            129,815
    Interest Holders                           20,658,423         20,631,058

    Total Partners' Capital                    20,783,592         20,760,873

    Total Liabilities and Partners' Capital   $20,857,176        $21,010,763



              See accompanying notes to financial statements.

                      BRAUVIN HIGH YIELD FUND L.P.
                    (a Delaware limited partnership)

                        STATEMENTS OF OPERATIONS
                 For the Nine Months Ended September 30,

                                                     1995        1994
INCOME:
  Rental                                             $1,868,945    $1,877,745
  Interest                                               39,598        15,767
  Other                                                     256           902

   Total income                                       1,908,799     1,894,414

EXPENSES:
  General and administrative                            117,936       122,016
  Management fees                                        18,643        19,055
  Depreciation                                          289,976       289,977

   Total expenses                                       426,555       431,048

Income before equity interest in
  joint ventures                                      1,482,244     1,463,366

Equity Interest in Joint Venture's Net Income:
   Brauvin High Yield Venture                             4,296         4,217
   Brauvin Funds Joint Venture                          219,668       217,435
   Brauvin Gwinnett County Venture                       34,844        34,393

Net income                                           $1,741,052    $1,719,411

Net income allocated to the General Partners         $   34,821    $   34,388

Net income allocated to the Interest Holders         $1,706,231    $1,685,023

Net income per Unit outstanding (a)                  $     0.66    $     0.65

(a) Net income per Unit was based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Interest Holders were admitted to the Partnership and additional Units were purchased through the Plan.





              See accompanying notes to financial statements.

                      BRAUVIN HIGH YIELD FUND L.P.
                    (a Delaware limited partnership)

                        STATEMENTS OF OPERATIONS
                For the Three Months Ended September 30,


                                                    1995            1994
INCOME:
 Rental                                           $ 653,206        $639,324
 Interest                                            15,812          8,434
 Other                                                  118           (619)
 Total income                                       669,136        647,139

EXPENSES:
 General and administrative                          47,400         36,693
 Management fees                                      6,375          6,069
 Depreciation                                        96,658         96,659
 Total expenses                                     150,433        139,421

Income before equity interest in
 joint ventures                                     518,703        507,718

Equity Interest in Joint Venture's Net Income:
  Brauvin High Yield Venture                          1,438          1,411
  Brauvin Funds Joint Venture                        73,727         73,556
  Brauvin Gwinnett County Venture                    11,239         10,632

Net income                                        $ 605,107       $593,317

Net income allocated to the General Partners      $  12,102       $ 11,866

Net income allocated to the Interest Holders      $ 593,005        $581,451

Net income per Unit outstanding (a)               $    0.23        $   0.23


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

                      BRAUVIN HIGH YIELD FUND L.P.
                    (a Delaware limited partnership)

                      STATEMENTS OF PARTNERS' CAPITAL
           For the Period January 1, 1992 to September 30, 1995

                                     General       Interest
                                     Partners      Holders*      Total
Balance, January 1, 1992              $143,107    $21,499,300   $21,642,407
Contributions, net                          --        193,848       193,848
Selling commissions and
 other offering costs (Note 1)              --        (35,891)      (35,891)
Net income                              42,348      2,075,069     2,117,417
Cash distributions                     (39,264)    (2,560,503)   (2,599,767)
Balance, December 31, 1992             146,191     21,171,823    21,318,014

Contributions, net                          --        281,434       281,434
Selling commissions and
 other offering costs (Note 1)              --        (36,324)      (36,324)
Net income                              43,788      2,145,606     2,189,394
Cash distributions                     (52,853)    (2,590,902)   (2,643,755)
Balance, December 31, 1993             137,126     20,971,637    21,108,763

Contributions, net                          --         63,295        63,295
Selling commissions and
 other offering costs (Note 1)              --        (37,316)      (37,316)
Net income                              45,922      2,250,200     2,296,122
Cash distributions                     (53,233)    (2,616,758)   (2,669,991)
Balance, December 31, 1994             129,815     20,631,058    20,760,873

Contributions, net                          --        293,232       293,232
Selling commissions and
 other offering costs (Note 1)              --        (28,997)      (28,997)
Net income                              34,821      1,706,231     1,741,052
Cash distributions                     (39,467)    (1,943,101)   (1,982,568)
Balance, September 30, 1995           $125,169    $20,658,423   $20,783,592

*Total Units sold at September 30, 1995, December 31, 1994, 1993 and 1992 were
 2,610,327, 2,581,003, 2,574,675 and 2,546,530 respectively. Cash distributions to Interest Holders per Unit were $0.74, $1.01, $1.01 and $1.01 for the nine months ended September 30, 1995 and the years ended December 31, 1994, 1993 and 1992, respectively. Cash distributions to Interest Holders per Unit are based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Interest Holders were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan.
              See accompanying notes to financial statements.

                       BRAUVIN HIGH YIELD FUND L.P.
                     (a Delaware limited partnership)

                         STATEMENTS OF CASH FLOWS
                  For the Nine Months Ended September 30,

                                                    1995           1994
Cash flows from operating activities:
Net income                                       $1,741,052     $1,719,411
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                    289,976        289,977
   Equity interest in Brauvin High Yield
    Venture's net income                             (4,296)        (4,217)
   Equity interest in Brauvin Funds Joint
    Venture's net income                           (219,668)      (217,435)
   Equity interest in Brauvin Gwinnett County
    Venture's net income                            (34,844)       (34,393)
   Decrease in other assets                           6,039         18,518
   Decrease (increase) in due from affiliates        12,107         (7,928)
   Increase (decrease) in accounts payable
     and accrued expenses                             7,259        (44,638)
   Decrease in rent received in advance            (183,885)       (21,053)
   Increase in due to affiliates                        320             --
Total adjustments                                  (126,992)       (21,169)
Net cash provided by operating activities         1,614,060      1,698,242

Cash flows from investing activities:
Distributions from Brauvin High Yield Venture         4,649          5,750
Distributions from Brauvin Funds Joint Venture      208,250        203,350
Distributions from Brauvin Gwinnett
   County Venture                                    45,630         42,120
Net cash provided by investing activities           258,529        251,220

Cash flows from financing activities:
Sale of Units, net of liquidations, selling
   commissions and other offering costs             267,287        124,813
Cash distributions to General Partners              (39,467)       (39,272)
Cash distributions to Interest Holders           (1,943,101)    (1,932,662)
Net cash used in financing activities            (1,715,281)    (1,847,121)
Net increase in cash and cash
   equivalents                                      157,308        102,341
Cash and cash equivalents at beginning
   of period                                      1,016,066        857,383
Cash and cash equivalents at end of period       $1,173,374     $  959,724

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

   The Partnership was formed on January 6, 1987 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on September 4, 1987. The sale of the minimum of $1,200,000 of depositary units representing beneficial assignments of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on November 18, 1987. The Partnership's offering closed on May 19, 1988. Through September 30, 1995 and December 31, 1994, the Partnership had sold $26,103,265 and $25,810,033, of Units, respectively. The September 30, 1995 total includes $2,600,835 of Units purchased by Interest Holders who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan") and is net of Units purchased by the Partnership from Interest Holders liquidating their investments in the Partnership, which Units were retired. As of September 30, 1995, the Participants have acquired Units under the Plan which approximate 10% of total Units outstanding.

   The Partnership has acquired the land and buildings underlying 20 Taco Bell restaurants, 11 Ponderosa restaurants and two Children's World Learning
Centers.   The Partnership also acquired 1%, 49% and 23.4% equity interests in three joint ventures with three entities affiliated with the Partnership. These ventures own the land and buildings underlying nine Ponderosa restaurants, a Scandinavian Health Spa and a CompUSA store, respectively.

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

     Investment in Joint Ventures

     The Partnership owns a 1% equity interest in Brauvin High Yield Venture, which owns the land and building underlying nine Ponderosa restaurants; a 49% equity interest in Brauvin Funds Joint Venture, which owns the land and building underlying a Scandinavian Health Spa; and a 23.4% equity interest in Brauvin Gwinnett County Venture, which owns the land and building underlying a CompUSA store. The accompanying financial statements include the investments in Brauvin High Yield Venture, Brauvin Funds Joint Venture and Brauvin Gwinnett County Venture using the equity method of accounting.

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

   Distributions to Interest Holders and the General Partners for the third quarter of 1995 will be made on November 15, 1995 in the amounts of $656,669 and $13,401, respectively.

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

   Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the nine months ended September 30, 1995 and 1994 were as follows:

                                        1995               1994
    Selling commissions               $29,029             $27,472
    Management fees                    18,643              19,055
    Reimbursable operating
      expenses                         54,000              56,274
    Legal fees                            334               2,700

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

(5) EQUITY INVESTMENT

    The Partnership owns equity interests in the Brauvin High Yield Venture, Brauvin Funds Joint Venture and Brauvin Gwinnett County Venture and reports its investments on the equity method. The following are condensed financial statements for the Brauvin High Yield Venture, Brauvin Funds Joint Venture and Brauvin Gwinnett County Venture:

                        BRAUVIN HIGH YIELD VENTURE

                                 September 30,     December 31,
                                       1995            1994

   Land and buildings, net           $5,193,147        $5,283,334
   Other assets                           5,810             9,086

     Total Assets                    $5,198,957        $5,292,430

   Liabilities                       $   11,250        $   69,363
   Partners' capital                  5,187,707         5,223,067

     Total Liabilities
     and Partners Capital            $5,198,957        $5,292,430

                              For the Nine Months Ended September 30,

                                       1995             1994
Rental income                        $528,762          $521,910

Expenses:
   Depreciation                        90,187            90,188
   Management fees                      5,319             5,426
   Operating and
    administrative                      3,615             4,563
Net income                           $429,641          $421,733

                        BRAUVIN FUNDS JOINT VENTURE

                                 September 30,     December 31,
                                       1995            1994

Land and buildings, net              $4,844,023      $4,926,596
Other assets                            324,300         217,144

   Total Assets                      $5,168,323      $5,143,740


Liabilities                          $    1,281      $       --
Partners' Capital                     5,167,042       5,143,740

   Total Liabilities and
   Partners' Capital                 $5,168,323      $5,143,740


                              For the Nine Months Ended September 30,

                                       1995            1994
Rental income                     $ 541,403         $534,549

Expenses:
Depreciation                         82,572           82,572
Management fees                       5,110            5,056
Operating and
administrative                        5,419            3,177
Net income                         $448,302         $443,744

                      BRAUVIN GWINNETT COUNTY VENTURE

                               September 30,       December 31,
                                   1995                1994

Land and buildings, net            $2,387,949          $2,422,262
Other assets                           13,625              45,198

    Total Assets                   $2,401,574          $2,467,460


Liabilities                        $       --          $   19,792
Partners' Capital                   2,401,574           2,447,668

    Total Liabilities and
     Partners' Capital             $2,401,574          $2,467,460


                            For the Nine Months Ended September 30,

                                   1995               1994

Rental income                     $190,751             $191,729

Expenses:
   Depreciation                     34,314               34,314
   Management fees                   1,870                1,926
   Operating and
    administrative                   5,663                8,510

Net income                        $148,904             $146,979

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

    The Partnership commenced an offering to the public on September 4, 1987 of 1,500,000 Units which was subsequently increased to 2,500,000 Units. The offering closed on May 19, 1988 after 2,500,000 Units were sold. The Partnership purchased the land and buildings underlying seven Taco Bell restaurants in 1987. In 1988, the Partnership purchased 13 Taco Bell restaurants, nine Ponderosa restaurants and an interest in a joint venture which purchased nine Ponderosa restaurants. In 1989, the Partnership purchased the land and building underlying a Ponderosa restaurant, an interest in a joint venture which purchased a Scandinavian Health Spa, the land and buildings underlying two Children's World Learning Centers and the land and building underlying an additional Ponderosa restaurant. In 1993, the Partnership purchased a 23.4% interest in a joint venture which purchased a CompUSA store.

    The Partnership raised $25,000,000 through its initial offering and an additional $2,600,835 as of September 30, 1995, through Units purchased by certain Interest Holders investing their distributions of Operating Cash Flow in additional Units through the distribution reinvestment plan (the "Plan"). As of September 30, 1995, Units valued at $1,497,570 have been purchased by the Partnership from Interest Holders liquidating their original investment and retired. The Partnership has no funds available to purchase additional property, excluding those raised through the Plan.

    The General Partners have adopted an enhancement to the Partnership's Distribution Reinvestment Plan effective August, 1995. This enhancement will permit unit holders to reinvest at a unit price that will be adjusted to reflect any return of investor capital generated through property sales. In addition, any unit liquidations will also occur at the adjusted unit price.

    Below is a table summarizing the historical data for distribution rates per annum:

Distribution
  Date         1995    1994   1993    1992     1991    1990    1989

February 15   10.00%  10.00%  10.00%  10.00%   9.50%  9.25%    9.00%

May 15        10.00   10.00   10.00   10.00    9.625  9.50     9.25

August 15     10.00   10.00   10.00   10.25    9.75   9.50     9.25

November 15(a)10.00   10.50   10.50   10.25    9.75   9.50     9.25

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

    The Taco Bell located in Dunedin, Florida which had been closed by the operator has been subleased to a new operator and has reopened. This restaurant is leased to the parent company, Taco Bell Corporation, who remains the primary lessee through the full lease term. We do not anticipate any interruption in lease payments.

    Since the distribution to Limited Partners had been at least 10% per annum during the nine months ended September 30, 1995 and the years ended December 31, 1994 and 1993, the General Partners and its affiliates collected a management fee of $18,643, $25,596 and $24,969, respectively and received $39,467, $53,233 and $52,853, in Operating Cash Flow distributions for the nine months ended September 30, 1995 and the years ended December 31, 1994 and 1993, respectively. This is anticipated to continue throughout 1995.

Results of Operations - Nine months ended September 30, 1995 and 1994.

    Results of operations for the Partnership for the nine months ended September 30, 1995 reflected net income of $1,741,052 as compared to $1,719,411 for the nine months ended September 30, 1994 an increase of approximately $22,000. The increase in net income is a result of a decrease in expenses and an increase in the Joint Venture's net income. Total income for the nine months ended September 30, 1995 was $1,908,799 as compared to $1,894,414 for the nine months ended September 30, 1994, an increase of approximately $14,000. The increase in total income was due to an increase in interest income which was a result of higher interest rates on funds invested. The increase in interest income was partially offset by a decrease in rental income caused by a decline in percentage rent. Total expenses for the nine months ended September 30, 1995 were $426,555 as compared to $431,048 for the nine months ended September 30, 1995, a decrease of approximately $4,000. The decrease in total expenses is primarily due to a decrease in insurance expense as a result of the full amortization of a lease insurance policy on the Taco Bell rents.

Results of Operations - Three months ended September 30, 1995 and 1994

    Results of operations for the Partnership for the three months ended September 30, 1995 reflected net income of $605,107 as compared to $593,317 for the three months ended September 30, 1994, an increase of approximately $12,000. Total income for the three months ended September 30, 1995 was $669,136 as compared to $647,139 for the three months ended September 30, 1995, an increase of approximately $22,000. Total expenses for the three months ended September 30, 1995 were $150,433 as compared to $139,421 for the three months ended September 30, 1994, an increase of approximately $11,000. The increase in net income is a result of an increase in rental income due to an increase in percentage rent during the third quarter and an increase in interest income. The increase in revenue was partially offset by the increase in general and administrative expenses.

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

                            DATE: November 14, 1995



                            BY:   /s/ Thomas J. Coorsh
                                  Thomas J. Coorsh
                                  Chief Financial Officer and Treasurer

                            DATE: November 14, 1995