Form 10-K
period 1995-12-31
BRAUVIN HIGH YIELD FUND L P
filed 1996-04-01
CIK 810587

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K


[X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of  1934

   For the fiscal year ended   December 31, 1995
                                or
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


   Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of each exchange on
                                          which registered

              None                              None


   Securities registered pursuant to Section 12(g) of the Act:

   Depository Units representing Beneficial Assignments of Limited
                      Partnership Interests
                         (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No    .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate sales price of the depositary units representing beneficial assignments of limited partnership interests of the registrant (the "Units") to unaffiliated investors of the registrant during the initial offering period was $25,000,000. This does not reflect market value. This is the price at which the Units were sold to the public during the initial offering period. There is no current market for the Units nor have Units been sold within the last 60 days prior to this filing except for Units sold to or by the registrant pursuant to the registrant's distribution reinvestment plan.

Portions of the Prospectus of the registrant dated September 4, 1987, as supplemented November 24, 1987 and December 28, 1987 and filed pursuant to Rule 424(b) and Rule 424(c) under the Securities Act of 1933, as amended, are incorporated by reference into Parts II, III and IV of this Annual Report on Form 10-K.

                   BRAUVIN HIGH YIELD FUND L.P.
                   1995 FORM 10-K ANNUAL REPORT

                              INDEX
                             PART I                                   Page
Item 1. Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

Item 2. Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .5

Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 15

Item 4. Submission of Matters to a Vote of Security Holders. . . . . . 15

                             PART II

Item 5. Market for the Registrant's Units and Related
        Security Holder Matters. . . . . . . . . . . . . . . . . . . . 16

Item 6. Selected Financial Data. . . . . . . . . . . . . . . . . . . . 17

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations. . . . . . . . . . . . . . 19

Item 8. Financial Statements and Supplementary Data. . . . . . . . . . 21

Item 9. Changes in and Disagreements with Accountants
        Accounting and Financial Disclosure. . . . . . . . . . . . . . 21

                             PART III

Item 10. Directors and Executive Officers of the Partnership . . . . . 22

Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . 23

Item 12. Security Ownership of Certain Beneficial Owners
         and Management. . . . . . . . . . . . . . . . . . . . . . . . 25

Item 13. Certain Relationships and Related Transactions. . . . . . . . 25

                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . 27

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

                     BRAUVIN HIGH YIELD FUND L.P.
                 (a Delaware limited partnership)

                             PART I

Item 1. Business.

  Brauvin High Yield Fund L.P. (the "Partnership") is a Delaware limited partnership formed in January 1987 for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office and industrial real estate properties predominantly subject to "triple-net" leases. It was anticipated at the time the Partnership first offered its Units (as defined below) that a majority of these properties would be leased to operators of national franchise fast food restaurants, automotive services and convenience stores, as well as banks and savings and loans. The leases would provide for a base minimum annual rent and increases in rent, such as through participation in gross sales above a stated level, fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index. The Partnership sold $25,000,000 in depository units representing beneficial assignments of limited partnership interests (the "Units") commencing September 4, 1987, at $10.00 per Unit (the "Offering") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended. The
Offering closed on May 19, 1988.   An additional $2,816,104 has
been raised through the sale of additional Units pursuant to the Partnership's distribution reinvestment plan (the "Plan") through December 31, 1995. These Units were purchased from the Units reserved for the Plan after the termination of the Offering. As of December 31, 1995, $1,607,070 of Units sold through the Offering have been purchased by the Partnership from investors liquidating their investment and have been retired. The investors in the Partnership (the "Interest Holders") share in the benefits of ownership of the Partnership's real property investments according to the number of Units each owns.

  The principal investment objectives of the Partnership are: (i) distribution of current cash flow from the Partnership's cash flow attributable to rental income; (ii) capital appreciation; (iii) preservation and protection of capital; (iv) the potential for increased income and protection against inflation through escalation in the base rent or participation and growth in the sales of the lessees of the Partnership's properties; (v) the production of "passive" income to offset "passive" losses from other investments; and (vi) the partial shelter of cash distributions for Taxable Interest Holders.

  The General Partners believe that the Partnership has, to date, met its principal investment objectives as follows: (i) distributions of current cash flow attributable to rental income;
(ii) capital appears to be appreciating as cash flow is increasing for individual properties (final determination cannot be made until properties are sold); (iii) capital is being preserved and protected through routine upkeep of properties and continued payment of real estate taxes and insurance premiums; (iv) participation in each lease either through escalation in the base rent or in the sales of the lessees of the Partnership's properties; (v) production of "passive income"; and (vi) the cash distributions for Taxable Interest Holders have been partially sheltered by depreciation, as explained below.

  Taxable Interest Holders are defined as: (a) an Interest Holder who purchased Units from the Partnership during the Offering and who at the time of such purchase was not: (i) a Qualified Plan;
(ii) an organization (other than a cooperative described in Section 521 of the Internal Revenue Code of 1986, as amended [the "Code"]) which is exempt from tax imposed by Chapter 1 (Normal Taxes and Surtaxes) of the Code; or (iii) a foreign person or entity, unless more than 50% of the gross income derived by the foreign person or entity from the Partnership is subject to U.S. income tax; and (b) each subsequent transferee of any Units from an Interest Holder described in (a) above.

  Tax-Exempt Interest Holders are defined as: (a) an Interest Holder who purchased Units from the Partnership during the Offering and who at the time of such purchase was: (i) a Qualified Plan; (ii) an organization (other than a cooperative described in Section 521 of the Code) which is exempt from tax imposed by Chapter 1 (Normal Taxes and Surtaxes) of the Code; or
(iii) a foreign person or entity, unless more than 50% of the gross income derived by the foreign person or entity from the Partnership is subject to U.S. income tax; (b) a Taxable Interest Holder who elects to be treated as investors described in (a) above; and (c) each subsequent transferee of any Units from an Interest Holder described in (a) and (b) above.

     Some tax shelter of cash distributions by the Partnership is available to Taxable Interest Holders through depreciation of the underlying properties. Taxable Interest Holders benefit from the special allocation of all depreciation to the Units which they acquired from the Partnership because their reduced taxable income each year will result in a reduction in taxes due, although no "spill-over" losses are expected. Taxable income generated by property operations will likely be considered passive income for federal income tax purposes because Section 469(c)(2) of the Code states that a passive activity includes "any rental activity" and, therefore, is available to offset losses Taxable Interest Holders may have realized in other passive investments.

  The Partnership intends to dispose of its properties approximately six to nine years after their acquisition with a view towards liquidation of the Partnership within that period. The restated limited partnership agreement of the Partnership (the "Agreement") provides that the Partnership shall terminate December 31, 2025, unless sooner terminated pursuant to its terms.

  The terms of the transactions between the Partnership and affiliates of the General Partners of the Partnership are set forth in Item 13 below to which reference is hereby made for a description of such terms and transactions.

  The Partnership has no employees.

Market Conditions/Competition

  The Partnership has utilized its proceeds available for investment to acquire properties. Since the leases of certain of the Partnership's properties entitle the Partnership to participate in gross receipts of lessees above fixed minimum amounts, the success of the Partnership will depend in part on the ability of those lessees to compete with similar businesses in their respective vicinities.

     The Partnership also competes with many other entities engaged in real estate investment activities in the disposition of property. The ability to locate purchasers for the properties will depend primarily on the success of the operating properties and the desirability of the location of the operating properties.

Item 2. Properties.

  The Partnership is a landlord only and does not participate in the operations of any of the properties discussed herein. All lease payments due the Partnership are current. All properties are 100% occupied and were paid for in cash, without any financing. The General Partners believe that the Partnership's properties are adequately insured.

  The following information is presented for the only property whose cost basis exceeds 10% of the gross proceeds of the Offering.

  On July 21, 1989, the Partnership and Brauvin High Yield Fund L.P. II ("BHYF II"), an affiliated public real estate limited partnership, formed a joint venture, Brauvin Funds Joint Venture ("Funds JV"), to purchase a Scandinavian Health Spa (the "Health Spa") in Glendale, Arizona from an unaffiliated developer for $5,250,000, plus closing costs. The Health Spa was constructed in 1988. The Health Spa is subject to a triple-net lease with the lessee, Scandinavian U.S. Swim & Fitness, Inc., which is responsible for paying all taxes, insurance premiums and
maintenance costs.  The lease terminates in 2009.   The rent is
payable in equal monthly installments and was increased by 11.5% on February 1, 1994 and will increase by 11.5% every five years thereafter. The lease is guaranteed by Bally's Health and Tennis Corporation whose financial statements reflected a net worth of approximately $275 million at the time of acquisition. On this basis, the General Partners determined that no rent insurance would be required by the Partnership.

  The Partnership contributed $2,585,608 (49%) to Funds JV and BHYF II contributed $2,691,143 (51%). Taxable income and distributable cash flow have been and will continue to be allocated according to the venturers' respective capital contributions.

    The following is a summary of the real estate and improvements of each of the 20 Taco Bell restaurants, 11 Ponderosa restaurants, the 49% interest in the Scandinavian Health Spa, the 1% interest in 6 Ponderosa restaurants, the two Children's World Learning Centers and the 23.4% interest in a CompUSA store purchased by the Partnership.

Taco Bells:

Warner Robins, Georgia

  Unit 1389 is located at 1998 Watson Boulevard. The building consists of 1,288 square feet situated on a 25,000 square foot parcel and was constructed in 1977 utilizing jumbo bricks.

Valdosta, Georgia

  Unit 1392 is located at 2918 North Ashley Street. The building consists of 1,288 square feet situated on a 16,222 square foot parcel and was constructed in 1982 utilizing jumbo bricks.

Albany, Georgia

  Unit 1450 is located at 1707 North Slappey Boulevard. The building consists of 1,288 square feet situated on a 11,850 square foot parcel and was constructed in 1982 utilizing jumbo bricks.

Alliance, Ohio

  Unit 1653 is located at 110 West State Street. The building consists of 1,584 square feet situated on a 14,400 square foot parcel and was constructed in 1980 utilizing stucco over concrete block with a clay tile roof.

Dunedin, Florida

  Unit 1835 is located at 2296 State Route 580. The building consists of 1,584 square feet situated on a 21,021 square foot parcel and was constructed in 1980 utilizing jumbo bricks.

  In February 1995, Taco Bell closed and vacated this restaurant. Taco Bell, in accordance with the lease, continued to pay rent and certain occupancy costs for this property. In March 1996, Taco Bell and the Partnership agreed to sub-lease this property to a local tenant. Taco Bell continues to remain responsible to the Partnership for all rents and certain occupancy expenses through the original lease term.

Logansport, Indiana

  Unit 1845 is located at 3419 Highway 24 East. Highway 24 East is a two-lane east-west road. The building consists of 1,566 square feet situated on a 19,200 square foot parcel and was constructed in 1980 utilizing stucco over concrete block.

Dover, Ohio

  Unit 1856 is located at 718 Boulevard Avenue. Boulevard Avenue is a four-lane northwest-southwest highway. The building consists of 1,584 square feet situated on a 20,500 square foot parcel and was constructed in 1980 utilizing stucco over concrete block.


Greenville, North Carolina

  Unit 1871 is located at 319 East Greenville Boulevard. The building consists of 1,584 square feet situated on a 22,788 square foot parcel and was constructed in 1980 utilizing stucco over concrete block.

Palm Bay, Florida

  Unit 1912 is located at 176 North Harris Avenue. Harris Avenue is a frontage street to Palm Bay Road. The building consists of 1,584 square feet situated on a 15,250 square foot parcel and was constructed in 1980 utilizing jumbo bricks.

Sandusky, Ohio

  Unit 1915 is located at 3306 Milan Road. The building consists of 1,584 square feet situated on a 33,000 square foot parcel and was constructed in 1980 utilizing stucco over concrete block.

Mesa, Arizona

  Unit 1925 is located at 531 East Southern Avenue. The building consists of 1,584 square feet situated on a 28,000 square foot parcel and was constructed in 1980 utilizing stucco over concrete block.

Zanesville, Ohio

  Unit 1929 is located at 2460 North Maple Street. The building consists of 1,584 square feet situated on a 17,934 square foot parcel and was constructed in 1980 utilizing stucco over concrete block.

Ashtabula, Ohio

  Unit 1937 is located at 1226 West Prospect Avenue. The building consists of 1,584 square feet situated on a 21,049 square foot parcel and was constructed in 1980 utilizing stucco over concrete block.

Dalton, Georgia

  Unit 1966 is located at 1509 Walnut Avenue. The building consists of 1,584 square feet situated on a 18,275 square foot parcel and was constructed in 1980 utilizing stucco over concrete block.

Ashland, Ohio

  Unit 1994 is located at 315 Claremont Avenue. The building consists of 1,584 square feet situated on a 16,000 square foot parcel and was constructed in 1980 utilizing stucco over concrete block.

Martinez, California

  Unit 2030 is located at 11 Muir Road. The building consists of 1,584 square feet situated on a 13,940 square foot parcel and was constructed in 1981 utilizing concrete block over wood frame.

Phoenix, Arizona

  Unit 2069 is located at 1701 West Bell Street. The building consists of 1,584 square feet situated on a 9,375 square foot parcel and was constructed in 1981 utilizing stucco over concrete block.

Noblesville, Indiana

  Unit 2132 is located at 610 West Route 32. The building consists of 1,584 square feet situated on a 26,250 square foot parcel and was constructed in 1982 utilizing stucco over concrete block.

Spartanburg, South Carolina

  Unit 2200 is located at 800 North Pine Street. The building consists of 1,584 square feet situated on a 24,750 square foot parcel and was constructed in 1982 utilizing stucco over concrete block.

Winslow, Arizona

  Unit 2091 is located at 1605 North Park Drive. The building consists of 2,808 square feet situated on a 37,651 square foot parcel and was constructed in 1982 utilizing stucco over concrete block.

Ponderosas:

Brandon, Florida

  Unit 1061 is located at 1449 West Brandon Boulevard. The building consists of 6,376 square feet situated on a 50,094 square foot parcel and was constructed in 1985 utilizing wood siding over concrete block.

Johnstown, New York

  Unit 778 is located at Route 30-A and North Comrie Avenue. The building consists of 5,833 square feet situated on a 50,094 square foot parcel and was constructed in 1979 utilizing wood siding over concrete block.

Indianapolis, Indiana

  Unit 109 is located at 2915 South Madison Avenue. The building consists of 7,040 square feet situated on a 79,645 square foot parcel and was constructed in 1969 utilizing wood siding over concrete block.

Massena, New York

  Unit 752 is located at St. Regis Boulevard and Main Street. The building consists of 5,817 square feet situated on a 48,399 square foot parcel and was constructed in 1979 utilizing wood siding over concrete block.

Chenango, New York

  Unit 673 is located at 1261 Front Street. The building consists of 5,402 square feet situated on a 32,712 square foot parcel and was constructed in 1979 utilizing wood siding over concrete block and facebrick.

New Windsor, New York

  Unit 782 is located at 334 Windsor Highway. The building consists of 5,402 square feet situated on a 47,685 square foot parcel and was constructed in 1980 utilizing wood siding over concrete block.

Wadsworth, Ohio

  Unit 775 is located at 135 Great Oaks Trail. The building consists of 5,800 square feet situated on a 43,560 square foot parcel and was constructed in 1986 utilizing stucco over concrete block.

Westerville, Ohio

  Unit 815 is located at 728 South State Street. The building consists of 4,528 square feet situated on a 46,478 square foot parcel and was constructed in 1984 utilizing facebrick with wood siding frontage.

Grand Rapids, Michigan

  Unit 194 is located at 308 North Drake Road. The building consists of 5,088 square feet situated on a 95,383 square foot parcel and was constructed in 1970 utilizing wood siding over concrete block.

Buffalo, New York

  Unit 677 is located at 2060 Main Street. The building consists of 5,440 square feet situated on a 192,656 square foot parcel and was constructed in 1980 and remodeled in 1987 utilizing wood siding over concrete block with a sloped and shingled roof.

Westbourne, Ohio

  Unit 409 is located at 3328 Westbourne Drive. The building consists of 5,400 square feet situated on a 48,000 square foot parcel and was constructed in 1974 using wood siding over wood frame.

Joint Venture Ponderosas:

Louisville, Kentucky

  Unit 110 is located at 4801 Dixie Highway. The building consists of 5,100 square feet situated on a 62,496 square foot parcel and was constructed in 1969 utilizing wood siding over concrete block with flagstone.

Cuyahoga Falls, Ohio

  Unit 268 is located at 1641 State Road. The building consists of 5,587 square feet situated on a 40,228 square foot parcel and was constructed in 1973 utilizing wood siding over concrete block.

Tipp City, Ohio

  Unit 785 is located at 135 South Garber. The building consists of 6,080 square feet situated on a 53,100 square foot parcel and was constructed in 1980 utilizing wood siding over concrete block.

Mansfield, Ohio

  Unit 850 is located at 1075 Ashland Road. The building consists of 5,600 square feet situated on a 104,500 square foot parcel and was constructed in 1980 utilizing wood siding over concrete block and flagstone.

Tampa, Florida

  Unit 1060 is located at 4420 West Gandy Boulevard. The building consists of 5,777 square feet situated on a 50,094 square foot parcel and was constructed in 1986 utilizing wood siding over concrete block.

Mooresville, Indiana

  Unit 1057 is located at 499 South Indiana Street. The building consists of 6,770 square feet situated on a 63,525 square foot parcel and was constructed in 1981 utilizing wood siding over concrete block.

Scandinavian Health Spa:

  The Health Spa is a 36,556 square foot health club located on a three acre parcel in Glendale, Arizona, a suburb of Phoenix. The property is a two-story health and fitness workout facility located within the 195,000 square foot Glendale Galleria Shopping Center.

Children's World Learning Centers:

Troy, Michigan

  The Children's World Learning Center is a 6,175 square foot facility located at 1064 East Wattles. The single-story building was constructed in 1985 utilizing a wood frame and a pitched roof with asphalt shingles.

Sterling Heights, Michigan

  The Children's World Learning Center is a 5,005 square foot facility located at 35505 Schoenherr. The single-story building was constructed in 1983 utilizing a wood frame and a pitched roof with asphalt shingles.

CompUSA:

  The Partnership owns a 23.4% interest in a joint venture with affiliated public real estate limited partnerships that acquired the land and building underlying a CompUSA store. The CompUSA store is a 25,000 square foot single story building located on a 105,919 square foot parcel in Duluth, Georgia, a suburb of Atlanta, in the Gwinnett Place Mall Shopping Area. The single story building was completed in March 1993 utilizing a frame of steel and concrete block.

  The following table summarizes the operations of the Partnership's properties.

                                                BRAUVIN HIGH YIELD FUND
                                               SUMMARY OF OPERATING DATA
                                                   DECEMBER 31, 1995

                                                   PERCENT OF     1995      1995       LEASE
                                      PURCHASE      ORIGINAL     RENTAL    PERCENT   EXPIRATION       RENEWAL
        PROPERTIES                      PRICE      UNITS SOLD    INCOME    OF TOTAL    DATES          OPTIONS
49% OF 1 SCANDINAVIAN HEALTH SPA    $ 2,572,500      10.3%    $  352,819     12.1%      2009      4 FIVE YEAR OPTIONS
1% OF 6 PONDEROSA RESTAURANTS            56,850       0.2%         7,164      0.3%      2003      4 FIVE YEAR OPTIONS
23.4% OF 1 COMPUSA STORE                549,900       2.2%        59,412      2.0%      2008      4 FIVE YEAR OPTIONS
20 TACO BELL RESTAURANTS              6,770,707      27.1%     1,126,400     38.5%    2000-2006   NONE
11 PONDEROSA RESTAURANTS             10,087,611      40.3%     1,238,066     42.4%      2003      4 FIVE YEAR OPTIONS
2 CHILDREN'S WORLD LEARNING CENTERS   1,096,078       4.4%       138,289      4.7%    2003-20052  4 FIVE YEAR OPTIONS
                                    $21,133,646      84.5%    $2,922,150    100.0%

<F1>
NOTE - THE FORMAT OF THIS SCHEDULE DIFFERS FROM THE INCOME STATEMENT OF THE PARTNERSHIP.
      THIS SCHEDULE ALLOCATES THE PARTNERSHIP'S SHARE OF PURCHASE PRICE AND RENTAL INCOME FORM EACH JOINT VENTURE.
      THE INCOME STATEMENT USES THE EQUITY METHOD OF ACCOUNTING, THEREFORE, NO RENTAL INCOME IS RECORDED IN THE RENTAL
      INCOME ACCOUNTS FOR THE JOINT VENTURE.

Risks of Ownership

      The possibility exists that the tenants of the Partnership's properties may be unable to fulfill their obligations pursuant to the terms of their leases, including making base rent or percentage rent payments to the Partnership. Such a default by the tenants or a premature termination of any one of the leases could have an adverse effect on the financial position of the Partnership. Furthermore, the Partnership may be unable to successfully locate a substitute tenant due to the fact that these buildings have been designed or built primarily to house a specific operation. Thus, the properties may not be readily marketable to a new tenant without substantial capital improvements or remodeling. Such improvements may require expenditure of Partnership funds otherwise available for distribution. In addition, because in excess of 40% of the Partnership's cash available for investment has been invested in properties operated as Ponderosa family restaurants and in excess of 38% of the Partnership's rental income is from properties operated as Taco Bells restaurants, the Partnership is subject to some risk of loss should adverse events affect Ponderosa and Taco Bell restaurants and in turn adversely affect the lessees' ability to pay rent to the Partnership.

Item 3. Legal Proceedings.

  None.

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

                             PART II

Item 5.  Market for the Registrant's Units and Related Security
         Holder Matters.

  At December 31, 1995, there were approximately 1,868 Interest Holders in the Partnership. There is no established public trading market for Units and it is not anticipated that there will be a public market for Units. Neither the General Partners nor the Partnership are obligated, but reserve the right, to redeem or repurchase Units. Units may also be purchased by the Plan in certain instances. Any Units so purchased shall be retired.

  Pursuant to the terms of the partnership agreement, there are restrictions on the ability of the Interest Holders to transfer their Units. In all cases, the General Partners must consent to the substitution of an Interest Holder.

  Cash distributions to Interest Holders for 1995, 1994 and 1993 were $2,600,149, $2,616,758 and $2,590,902, respectively.
Distributions are paid four times per year, within 60 days following the end of each calendar quarter. All distributions represent cash flow from operations. No amount distributed in 1995 was a return of capital.

Item 6. Selected Financial Data.

               Years Ending December 31, 1995, 1994 and 1993
                                          1995         1994         1993
Selected Income Statement Data:
Rental Income                          $ 2,502,755   $ 2,494,203 $ 2,432,331
Interest and other Income                   63,650        27,682      26,909
Net Income                               2,367,443     2,296,122   2,189,394
Net Income Per Unit (a)                $      0.91   $      0.87 $      0.84

Selected Balance Sheet Data:

Cash and Cash Equivalents              $ 1,363,085   $ 1,016,066 $   857,383
Land and Buildings                      19,322,975    19,322,975  19,322,975
Investment in Brauvin High
 Yield Venture                              33,746        34,179      36,494
Investment in Brauvin Funds
 Joint Venture                           2,472,647     2,494,341   2,511,957
Investment in Brauvin
 Gwinnett County Venture                   557,389       569,626     582,573
Total Assets                            20,932,600    21,010,763  21,285,952


Cash Distributions to
 General Partners                           52,869        53,233      52,853
Cash Distributions to
 Interest Holders (b)                    2,600,149     2,616,758   2,590,902
Cash Distributions to
 Interest Holders Per
 Unit(a)                               $      1.00   $      1.01 $      1.01


(a) Net income per Unit and cash distributions to Interest Holders per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the date Interest Holders were admitted to the Partnership and additional Units were purchased through the Plan.

(b) This includes $9,209, $8,342 and $6,873 paid to various states for income taxes on behalf of all Interest Holders for the years 1995, 1994 and 1993, respectively.

  The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

Item 6.             Selected Financial Data - continued.

                  Years Ending December 31, 1992 and 1991

                                             1992           1991

Selected Income Statement Data:
Rental Income                            $ 2,429,983     $ 2,347,599
Interest and other Income                     32,278          53,044
Net Income                                 2,117,417       2,099,314
Net Income Per Unit (a)                  $      0.82     $      0.82

Selected Balance Sheet Data:

Cash and Cash Equivalents                $ 1,065,360     $   924,437
Land and Buildings                        19,322,975      19,322,975
Investment in Brauvin High
 Yield Venture                                37,644          38,621
Investment in Brauvin Funds
 Joint Venture                             2,519,883       2,548,352
Investment in Brauvin
 Gwinnett County Venture                          --              --
Total Assets                              21,370,824      21,690,573

Cash Distributions to
 General Partners                             39,264              --
Cash Distributions to
 Interest Holders (b)                      2,560,503       2,438,767
Cash Distributions to
 Interest Holders Per
 Unit(a)                                 $      1.01     $      0.97

(a)  Net income per Unit and cash distributions to Interest
Holders per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the date Interest Holders were admitted to the Partnership and additional Units were purchased through the Plan.

(b) This includes $5,934, and $7,840 paid to various states for income taxes on behalf of all Interest Holders for the years 1992 and 1991, respectively.

     The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

  On November 9, 1993, the Partnership purchased 23.4% interest in a joint venture with affiliated public real estate limited partnerships (the "Venture"). The Venture acquired the land and building underlying a 25,000 square foot CompUSA computer superstore from an unaffiliated seller.

  The Partnership raised $25,000,000 through its initial offering and an additional $2,816,104, as of December 31, 1995, through Units purchased by certain Interest Holders investing their distributions of Operating Cash Flow in additional Units through the Plan. As of December 31, 1995, Units valued at $1,607,070 have been purchased by the Partnership from Interest Holders liquidating their original investment and have been retired. The Partnership has no funds available to purchase additional property, excluding those raised through the Plan.

Below is a table summarizing the five year historical data for distribution rates per annum:

Distribution
    Date         1996    1995   1994    1993    1992    1991

February 15      10.0%   10.0%  10.0%   10.0%   10.0%    9.5%
May 15                   10.0   10.0    10.0    10.0     9.625
August 15                10.0   10.0    10.0    10.125   9.75
November 15 (a)          10.0   10.5    10.5    10.25    9.75

(a) The November 15, 1994, 1993 and 1992 quarterly distributions were made at a rate of 10% per annum and second bonus distributions were made at a rate of .50%, 0.50% and .25%, respectively, per annum.

         Future increases in the Partnership's distributions will largely depend on increased sales at the Partnership's properties resulting in additional percentage rent and, to a lesser extent, on rental increases, which will occur due to increases in receipts from certain leases based upon increases in the Consumer Price Index or scheduled increases of base rent.

         Since the distribution to Limited Partners had been at least 10% per annum during 1995, 1994 and 1993, the General Partners and its affiliates collected a management fee of $24,998, $25,596 and $24,969, respectively and received $52,869, $53,233 and $52,853 in
Operating Cash Flow distributions in 1995, 1994 and 1993, respectively. This is anticipated to continue in 1996.

         The Partnership has engaged an independent third party to perform valuations of the Partnership's investments in real estate as of December 31, 1995.

Results of Operations - 1995

         Results of operations for 1995 reflected net income of $2,367,443. Net income for 1995 increased by approximately $71,000 over 1994 due primarily to increased interest income of approximately $36,000 which is a result of the Partnership's accumulating cash reserves for the possible acquisition of an
additional property.   Net income also increased due to a decrease
in the amortization of deferred organization costs and other assets of approximately $24,000, which was the result of the full amortization of these items in 1994.

Results of Operations - 1994

         Results of operations for 1994 reflected net income of $2,296,122. Net income for 1994 increased by approximately $107,000 over 1993 due primarily to increased percentage rent revenue of approximately $58,000 and an increase in the equity interest in Brauvin Gwinnett County Venture's net income of approximately $45,000.

Results of Operations  - 1993

         Results of operations for 1993 reflected net income of $2,189,394. Net income for 1993 increased by approximately $72,000 over 1992 due primarily to an increase in the equity interest in Brauvin Funds Joint Venture's net income of approximately $64,000.

Other information

         On March 15, 1989, Mr. David M. Strosberg resigned as an employee of Brauvin Advisory Services, Inc. Currently, Mr. Strosberg remains an Individual General Partner of the Partnership. The remaining
General Partners do not believe that Mr. Strosberg's resignation has had an adverse effect, and should not in the future have any adverse effect, on the operations of the Partnership.

Impact of Inflation

         The Partnership anticipates that the operations of the Partnership will not be significantly impacted by inflation. To offset any potential adverse effects of inflation, the Partnership has entered into "triple-net" leases with the tenant being responsible for all operating expenses, insurance and real estate taxes. In addition, several of the leases require escalations of rent based upon increases in the Consumer Price Index, scheduled increases of base rents, or tenant sales.

Item 8. Financial Statements and Supplementary Data.

         See Index of Financial Statements and Schedule on Page F-1 of this Annual Report on Form 10-K for financial statements and financial statement schedules, where applicable.

         The supplemental financial information specified in Item 302 of Regulation S-K is not applicable.

Item 9. Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.

         During the Partnership's two most recent fiscal years, there has been no changes in, or disagreements with, the accountants.

                           PART III
Item 10. Directors and Executive Officers of the Partnership.

  The General Partners of the Partnership are:
         Brauvin Realty Advisors, Inc., an Illinois corporation
         Mr. Jerome J. Brault, individually
         Mr. Cezar M. Froelich, individually
         Mr. David M. Strosberg, individually

  Brauvin Realty Advisors, Inc. was formed under the laws of the State of Illinois in 1986, with its issued and outstanding shares being owned by Messrs. Jerome J. Brault (beneficially) (44%), Cezar
M. Froelich (44%) and David Strosberg (12%).

  The principal officers and directors of the Corporate General
Partner are:

  Mr. Jerome J. Brault . . . .Chairman of the Board of Directors,
                              President, Chief Executive Officer
                              and Director

  Mr. Thomas J. Coorsh. . . . Treasurer and Chief Financial
                              Officer

  Mr. James L. Brault . . . . Vice President and Secretary

  The business experience during the past five years of the General Partners, officers and directors is as follows:

  Mr. Jerome J. Brault (age 62) is Director, Chairman of the Board and President of Brauvin Properties, Inc., Brauvin Realty Properties, Inc., Brauvin Realty Partners, Inc., Brauvin Ventures, Inc., Brauvin Associates, Inc., Brauvin 6, Inc., Brauvin Advisory Services, Inc., Brauvin Securities, Inc. and Brauvin Restaurant Properties, Inc. He is Director, President, Chairman of the Board, Chief Executive Officer and Secretary of Brauvin Realty Services, Inc., Brauvin Management Company and Brauvin Financial, Inc. He is President and Director of Brauvin, Inc. He is also Director, President, Chairman of the Board and Chief Executive Officer of Brauvin Chili's Inc., Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., Brauvin Realty Advisors V, LLC and Brauvin Net Lease V, Inc. as well as an individual general partner in seven other affiliated public limited partnerships. Prior to Mr. Brault's affiliation with the Brauvin organization, he was the Chief Operating Officer of Burton J. Vincent, Chesley & Company, a New York Stock Exchange member firm. He is the father of James L. Brault, an officer of certain affiliated Brauvin entities.

  Mr. Cezar M. Froelich (age 50) is a principal with the Chicago law firm of Shefsky Froelich & Devine Ltd., which acts as counsel to the General Partners, the Partnership and certain of their affiliates. His practice has been primarily in the fields of securities and real estate and he has acted as legal counsel to various public and private real estate limited partnerships, mortgage pools and real estate investment trusts. Mr. Froelich is an individual general partner in seven other affiliated public limited partnerships and a shareholder in Brauvin Management Company and Brauvin Financial Inc. Mr. Froelich resigned as a director of the corporate general partner in December 1994.

  Mr. Thomas J. Coorsh (age 46) is the Treasurer and Chief Financial Officer of Brauvin Chili's, Inc., Brauvin Properties, Inc., Brauvin Realty Properties, Inc., Brauvin Realty Partners, Inc., Brauvin Ventures, Inc., Brauvin 6, Inc., Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., Brauvin Realty Advisors V, LLC., Brauvin Net Lease V, Inc., Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc., Brauvin Inc., Brauvin Associates, Inc., Brauvin Advisory Services, Inc., and Brauvin Restaurant Properties, Inc. He is responsible for the overall financial management of Brauvin Management Company, Brauvin Financial, Inc. and related partnerships. He is responsible for partnership accounting and financial reporting to regulatory agencies. From May 1992 until joining Brauvin in November of 1993, Mr. Coorsh was self-employed as a business consultant. Between 1990 and 1992, Mr. Coorsh was the senior vice president of finance and chief accounting officer for Lexington Homes, an Illinois-based homebuilder. In 1990 Mr. Coorsh left The Balcor Company, a major real estate syndicator, property manager and lender to join Lexington Homes. Mr. Coorsh began work at The Balcor Company in 1985 and his most recent position was first vice president - finance. Mr. Coorsh's responsibilities at Balcor included property management accounting and finance; treasury; and financial and strategic planning. Before joining Balcor, Mr. Coorsh held financial positions with several large, public corporations headquartered in the Chicago metropolitan area. Mr. Coorsh is a Certified Public Accountant.

  Mr. James L. Brault (age 35) is a Vice President and Secretary of Brauvin Chili's, Inc., Brauvin Properties, Inc., Brauvin Realty Properties, Inc., Brauvin Realty Partners, Inc., Brauvin Ventures, Inc., Brauvin 6, Inc., Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Associates Inc., Brauvin Inc., Brauvin Securities, Inc. and Brauvin Restaurant Properties, Inc. He is Executive Vice President and Secretary of Brauvin Advisory Services, Inc. He is also Executive Vice President, Secretary and Director of Brauvin Realty Advisors IV, Inc. and Brauvin Realty Advisors V, LLC., and Brauvin Net Lease V, Inc. Additionally, he is the Executive Vice President and Assistant Secretary of Brauvin Management Company and Brauvin Financial, Inc., as well as a Director of Brauvin Financial, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Loan Division of the First National Bank of Chicago, based in their Washington, D.C. office. Mr. Brault joined the First National Bank of Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150,000,000. Mr. Brault is a son of Mr. Jerome J. Brault, the managing general partner of the Partnership.

Item 11. Executive Compensation.

  (a & b)The Partnership is required to pay certain fees, make distributions and allocate a share of the profits and losses of the Partnership to the Corporate General Partner and its affiliates as described under the caption "Compensation Table" on pages 11 to 13 of the Partnership's Prospectus, as supplemented, and the sections of the Agreement entitled "Distributions of Operating Cash Flow," "Allocation of Profits, Losses and Deductions," "Distribution of Net Sale or Refinancing Proceeds" and "Compensation of General Partners and Their Affiliates" on pages A-12 to A-17 of the Agreement attached as Exhibit A to the Prospectus. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 10. Reference is also made to Note 2 of the Notes to the Financial Statements filed with this annual report for a description of such distributions and allocations.

  The General Partners are entitled to receive Acquisition Fees for services rendered in connection with the selection, purchase, construction or development of any property by the Partnership whether designated as real estate commissions, acquisition fees, finders' fees, selection fees, development fees, construction fees, non-recurring management fees, consulting fees or any other similar fees or commissions, however treated for tax or accounting purposes. Aggregate Acquisition Fees payable to all persons in connection with the purchase of Partnership properties may not exceed such compensation as is customarily charged in arm's-length transactions by others rendering similar services as an ongoing public activity in the same geographic locale and for comparable properties. The aggregate Acquisition Fees to be paid to the General Partners and their affiliates shall not exceed 4-1/2% of the gross proceeds of the Offering. In addition, an additional Acquisition Fee may be paid to the General Partners and its affiliates to the extent of excess working capital reserves (as defined). No Acquisition Fees were paid after 1989 as the Partnership was fully specified in 1989 except for, an additional Acquisition Fee of $125,000 paid to an affiliate of the General Partners in 1990 as a reduction of the working capital reserve.

  An affiliate of the General Partners may provide leasing and re-leasing services to the Partnership in connection with the management of Partnership properties. The maximum property management fee to the General Partners or their affiliates shall be equal to 1% of the gross revenues of each Partnership property or interest therein; however, the receipt of such property management fees by the General Partners or their affiliates is subordinated to the receipt by the Limited Partners of a 10% non-cumulative, non-compounded annual return on Adjusted Investment. Amounts previously accrued had been reversed in 1990 as it was not the intention of the affiliate of the General Partners to collect such fees for that period. In 1995, 1994 and 1993, the Partnership's distribution was at least 10% per annum; therefore, management fees of $24,998, $25,596 and $24,969 were paid in 1995, 1994 and 1993, respectively, to affiliates of the General Partners.

 (c, d, e & f) Not applicable.

 (g) The Partnership has no employees and pays no employee or director compensation.

 (h & i)       Not applicable.

 (j)           Compensation Committee Interlocks and Insider
Participation. Since the Partnership has no employees, it did not have a compensation committee and is not responsible for the payment of any compensation.

 (k)           Not applicable.

 (l)           Not applicable.

 The following is a summary of all fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the years ended December 31, 1995, 1994 and 1993:

                                    1995      1994       1993

 Selling commissions               $34,935   $33,388   $32,501
 Management fees                    24,998    25,596    24,969
 Reimbursable operating expenses    69,808    74,400    73,998
 Legal fees                            349     4,370     3,643


Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

 (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

 (b) One of the Individual General Partners of the Partnership purchased $5,000 of the Units. No other officers and directors of the Corporate General Partners own any Units.

                      Amount
    Title            Nature of                      Percentage
     of             Beneficial                         of
    Class        Name and Address      Ownership      Class

    Units       David M. Strosberg       $5,000       0.02%
               320 W. Illinois #C-221
                Chicago, IL 60610

    (c) The Partnership is not aware of any arrangement, the operations of which may result in a change of control of the Partnership.

   No officer or director of the Corporate General Partner possesses a right to acquire beneficial ownership of Units of the Partnership. The General Partners will share in the profits, losses and distributions of the Partnership as outlined in Item 11, "Executive Compensation."

Item 13. Certain Relationships and Related Transactions.

 (a & b) The Partnership is entitled to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership, as described in the section of the Partnership's Prospectus, as supplemented, entitled "Compensation Table" and "Conflicts of Interest" at pages 11 to 16 and the section of the Agreement entitled "Rights, Duties and Obligations of General Partners" at pages A-19 to A-25 of the Agreement. The relationship of the Corporate General Partner to its affiliates is set forth in Item 10. Cezar M. Froelich is an individual general partner of the Partnership and is also principal of the law firm of

Shefsky Froelich & Devine Ltd., which firm acts as securities and real estate counsel to the Partnership and certain of their respective affiliates.

 (c)   No management persons are indebted to the Partnership.

 (d)   There have been no transactions with promoters.

                              PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

(a)  The following documents are filed as part of this report:

 (1) (2)    Financial Statements and Schedule indicated in Part II,
Item 8 "Financial Statements and Supplementary Data." (See Index to Financial Statements and Schedule on page F-1 of Form 10-K).

 (3)        Exhibits required by the Securities and Exchange
            Commission Regulation S-K Item 601:

 (21)       Subsidiaries of the Registrant.

 (27)       Financial Data Schedule

 The following exhibits are incorporated by reference from the Registrant's Registration Statement (File No. 33-11899) on Form S-11 filed under the Securities Act of 1933:

        Exhibit No.            Description

           3.(a)                 Restated Limited Partnership Agreement
           3.(b)                 Articles of Incorporation of Brauvin
                                 Realty Advisors,Inc.
           3.(c)                 By-Laws of Brauvin Realty Advisors, Inc.
           3.(d)                 Amendment to the Certificate of Limited
                                 Partnership of the Partnership
         10.(a)                  Escrow Agreement

(b) The Partnership did not file any report on Form 8-K during the fourth quarter of 1995.

(c) An annual report for the fiscal year 1995 will be sent to the Interest Holders subsequent to this filing and the Partnership will furnish copies of such report to the Securities and Exchange Commission at that time.


  The following exhibits are incorporated by reference to the Registrant's fiscal year ended December 31,1994 Form 10-K (File
No. 0-17557):

   Exhibit No.         Description

   (10)(b)(1)   Management Agreement

   (28)         Pages 9-16 of the Partnership's Prospectus dated
                September 4, 1987 as supplemented, and pages A-12 to A-17 and A-19 to A-25 of the Agreement.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     BRAUVIN HIGH YIELD FUND L.P.

                     BY: Brauvin Realty Advisors, Inc.
                        Corporate General Partner

                         By:/s/ Jerome J. Brault
                             Jerome J. Brault
                             Chairman of the Board of Directors,
                             President and Chief Executive Officer

                         By:/s/ Thomas J. Coorsh
                             Thomas J. Coorsh
                             Chief Financial Officer and Treasurer

                         By:/s/ James L. Brault
                              James L. Brault
                              Vice President and Secretary


                        INDIVIDUAL GENERAL PARTNERS


                        /s/ Jerome J. Brault
                                   Jerome J. Brault


                        /s/ Cezar M. Froelich
                                   Cezar M. Froelich



                                   David M. Strosberg
DATED: MARCH 29, 1996

             INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                     Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . .      F-2

Financial Statements:

  Balance Sheets, December 31, 1995 and 1994 . . . . . . . . . .      F-3

  Statements of Operations, for the years ended
  December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . .      F-4

  Statements of Partners' Capital, for the years ended
  December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . .      F-5

  Statements of Cash Flows, for the years ended
  December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . .      F-6

  Notes to Financial Statements. . . . . . . . . . . . . . . . .      F-7

Schedule III -- Real Estate and Accumulated
  Depreciation, December 31, 1995. . . . . . . . . . . . . . . .      F-19

All other schedules provided for in Item 14(a)(2) of Form 10-K are either not required, or are inapplicable, or immaterial.

                     INDEPENDENT AUDITORS' REPORT

To the Partners
Brauvin High Yield Fund L.P.
Chicago, Illinois

We have audited the accompanying balance sheets of Brauvin High
Yield Fund L.P. (a limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index to Financial Statements and Schedule on page F-1. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Brauvin High Yield Fund L.P. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
Chicago, Illinois
February 9, 1996

                            BALANCE SHEETS

                                          December 31,     December 31,
                                              1995             1994
ASSETS
Investment in real estate, at cost:
   Land                                       $ 5,768,768  $ 5,768,768
   Buildings                                   13,554,207   13,554,207
                                               19,322,975   19,322,975
   Less: Accumulated depreciation              (2,852,122)  (2,465,487)
   Net investment in real estate               16,470,853   16,857,488

Investment in Joint Ventures (Note 6):
   Brauvin High Yield Venture                      33,746        34,179
   Brauvin Funds Joint Venture                  2,472,647     2,494,341
   Brauvin Gwinnett County Venture                557,389       569,626

Cash and cash equivalents                       1,363,085     1,016,066
Due from affiliates                                   358        12,151
Prepaid offering costs                             16,763        20,873
Other assets                                       17,759         6,039
          Total Assets                        $20,932,600   $21,010,763

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and accrued
 expenses                                     $    10,443   $    14,652
Due to affiliates                                      --         2,859
Rent received in advance                           86,903       232,379
          Total Liabilities                        97,346       249,890

PARTNERS' CAPITAL:
General Partners                                  124,295       129,815
Interest Holders                               20,710,959    20,631,058

          Total Partners' Capital              20,835,254    20,760,873

          Total Liabilities and
           Partners' Capital                  $20,932,600   $21,010,763



           See accompanying notes to financial statements

                      STATEMENTS OF OPERATIONS
                 For the years ended December 31,


                                      1995         1994          1993
INCOME
Rental                             $2,502,755   $2,494,203    $2,432,331
Interest and other                     63,650       27,682       26,909
     Total income                   2,566,405    2,521,885    2,459,240

EXPENSES
General and administrative            133,805      129,068      129,761
Management fees (Note 3)               24,998       25,596       24,969
Amortization of deferred
 organization costs and
 other assets                              --       24,345       23,281
Depreciation                          386,635      386,636      386,635
     Total expenses                   545,438      565,645      564,646

Income before equity interest
 in joint ventures                  2,020,967    1,956,240    1,894,594

Equity Interest in Joint
 Ventures' Net Income (Loss):
Brauvin High Yield Venture              5,967        5,585        5,550
Brauvin Funds Joint Venture           291,906      291,084      290,974
Brauvin Gwinnett County
 Venture                               48,603       43,213       (1,724)

Net Income                         $2,367,443   $2,296,122    $2,189,394

Net income allocated to the
 General Partners                  $   47,349   $   45,922   $   43,788

Net income allocated to the
 Interest Holders                  $2,320,094   $2,250,200   $2,145,606

Net income per
 Unit outstanding (a)              $     0.91   $     0.87   $     0.84

(a) Net income per Unit was based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Interest Holders were admitted to the Partnership and additional Units were purchased through the Plan.

           See accompanying notes to financial statements

                  STATEMENTS OF PARTNERS' CAPITAL
            Years Ended December 31, 1995, 1994 and 1993


                               General         Interest
                              Partners         Holders *    Total

BALANCE at January 1, 1993    $ 146,191       $21,171,823   $21,318,014

Contributions, net                   --           281,434       281,434
Selling commissions and other
 offering costs (Note 1)             --           (36,324)      (36,324)
Net income                       43,788          2,145,606    2,189,394
Cash distributions            (52,853)         (2,590,902)   (2,643,755)
Balance, December 31, 1993      137,126        20,971,637    21,108,763

Contributions, net                   --            63,295        63,295
Selling commissions and
 other offering costs (Note 1)       --           (37,316)      (37,316)
Net income                       45,922         2,250,200     2,296,122
Cash distributions              (53,233)       (2,616,758)   (2,669,991)
Balance, December 31, 1994      129,815        20,631,058    20,760,873

Contributions, net                   --           399,001       399,001
Selling commissions and other
 offering costs (Note 1)             --           (39,045)      (39,045)
Net income                       47,349         2,320,094     2,367,443
Cash distributions            (52,869)         (2,600,149)   (2,653,018)
Balance, December 31, 1995    $ 124,295       $20,710,959   $20,835,254

* Total Units outstanding at December 31, 1995, 1994 and 1993 were 2,620,903, 2,581,003 and 2,574,675, respectively. Cash distributions to Interest Holders per Unit were $1.00, $1.01 and $1.01 for the years ended December 31, 1995, 1994 and 1993, respectively. Cash distributions to Interest Holders per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Interest Holders were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan.




           See accompanying notes to financial statements

                             STATEMENTS OF CASH FLOWS
             For the years ended December 31, 1995, 1994 and 1993

                                               1995       1994         1993
Cash Flows From Operating  Activities:
Net income                                 $2,367,443  $2,296,122  $2,189,394
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization                386,635     410,981     409,916
 Equity interest in Brauvin High
  Yield Venture's net income                  (5,967)     (5,585)      (5,550)
 Equity interest in Brauvin Funds Joint
 Venture's net income                        (291,906)   (291,084)   (290,974)
 Equity interest in Brauvin Gwinnett
  County Venture's net (income) loss          (48,603)    (43,213)      1,724
 Repayment from (advances to)affiliates        11,793     (11,633)     36,960
 Increase in other assets                     (11,720)     (2,282)       (308)
 (Decrease) increase in accounts payable
   and accrued expenses                        (4,209)    (46,141)      7,983
 (Decrease) increase in due to affiliates      (2,859)     (1,286)      4,145
 (Decrease) increase in rent received
   in advance                                (145,476)    120,128     112,251
Net cash provided by operating
 activities                                 2,255,131   2,426,007   2,465,541

Cash Flows From Investing Activities:
Distributions from Brauvin High
 Yield Venture                                  6,400       7,900       6,700
 Distributions from Brauvin Funds
 Joint Venture                                313,600     308,700     298,900
Investment in Brauvin Gwinnett
 County Venture                                   --           --    (584,297)
Distributions from Brauvin Gwinnett
County Venture                                60,840      56,160           --
Net cash provided by (used in) investing
 activities                                  380,840     372,760     (278,697)

Cash Flows From Financing Activities:
Sale of Units, net of liquidations, selling
 commissions and other offering costs         364,066      29,907     248,934
Cash distributions to General Partners        (52,869)    (53,233)    (52,853)
Cash distributions to Interest Holders     (2,600,149) (2,616,758) (2,590,902)
Net cash used in financing activities      (2,288,952) (2,640,084) (2,394,821)

Net increase (decrease)in cash and cash
 equivalents                                  347,019     158,683    (207,977)
Cash and cash equivalents at beginning
 of year                                    1,016,066     857,383   1,065,360
Cash and cash equivalents at end
 of year                                   $1,363,085  $1,016,066  $  857,383


                 See accompanying notes to financial statements

                   NOTES TO FINANCIAL STATEMENTS
       For the years ended December 31, 1995, 1994 and 1993

(1)  ORGANIZATION

 BRAUVIN HIGH YIELD FUND L.P. (the "Partnership") is a Delaware limited partnership organized for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office and industrial real estate properties predominantly subject to "triple-net" leases. The General Partners of the Partnership are Brauvin Realty Advisors, Inc., Jerome J. Brault, Cezar M. Froelich and David M. Strosberg. Brauvin Realty Advisors, Inc. is owned primarily by Messrs. Brault (beneficially)(44%) and Froelich (44%). Brauvin Securities, Inc., an affiliate of the General Partners, was the selling agent of the Partnership. The Partnership is managed by an affiliate of the General Partners.

 The Partnership was formed on January 6, 1987 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on September 4, 1987. The sale of the minimum of $1,200,000 of depository units representing beneficial assignments of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on November 18, 1987. The Partnership's offering closed on May 19, 1988. A total of $25,000,000 of Units were subscribed for and issued between September 4, 1987 and May 19, 1988, pursuant to the Partnership's public offering. Through December 31, 1995, 1994 and 1993 the Partnership had sold $27,816,104, $27,410,356 and $27,017,568 of Units, respectively.
These totals include $2,816,104, $2,410,356 and $2,017,568 of Units, respectively, purchased by Interest Holders who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $1,607,070, $1,595,070 and $1,265,563 have been purchased by the Partnership from Interest Holders liquidating their investment in the Partnership and have been retired as of December 31, 1995, 1994 and 1993, respectively. As of December 31, 1995 the Participants have acquired Units under the Plan which approximate 10% of total Units outstanding.

       For the years ended December 31, 1995, 1994 and 1993

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

 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Management's Use of Estimates

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

      For the years ended December 31, 1995, 1994 and 1993

 Investment in Real Estate

 The operating properties acquired by the Partnership are stated at cost including acquisition costs. Depreciation expense is computed on a straight-line basis over approximately 35 years.

 In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" (SFAS 121). In conjunction with the adoption of SFAS 121, the Partnership performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable. Accordingly, no impairment loss has been recorded in the accompanying financial statements.

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

      For the years ended December 31, 1995, 1994 and 1993

 The General Partners have guaranteed payment of any organization and offering costs that exceed defined percentages of the gross proceeds. Subsequently, gross proceeds of the offering are expected to increase due to the purchase of additional Units through the Plan and the prepaid offering costs will be transferred to offering costs and treated as a reduction in Partners' Capital.

 Cash and Cash Equivalents

 Cash and cash equivalents include all highly liquid debt instruments with an original maturity within three months of purchase.

 Estimated Fair Value of Financial Instruments

 Disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required in interpreting market data to develop estimates of fair value.

 The fair value estimates presented herein are based on information available to management as of December 31, 1995 and 1994, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is
      not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

      For the years ended December 31, 1995, 1994 and 1993

 The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; due from affiliates; accounts payable and accrued expenses; due to affiliates; and rents received in advance.

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

     third, to the General Partners until they have been paid an amount equal to a 2% preferred return; and

     fourth, 95% of any remaining Net Sale or Refinancing Proceeds, as such term is defined in the Agreement, to the Interest Holders and the remaining 5% to the General Partners.

      For the years ended December 31, 1995, 1994 and 1993

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

 The net profit of the Partnership from any sale or other disposition of a Partnership property shall be allocated (with ordinary income being allocated first) as follows: (a) first, an amount equal to the aggregate deficit balances of the Partners' Capital Accounts, as such term is defined in the Agreement, shall be allocated to each Partner who or which has a deficit Capital Account balance in the same ratio as the deficit balance of such Partner's Capital Account bears to the aggregate of the deficit balances of all Partners' Capital Accounts; (b) second, to the Interest Holders until the Interest Holders have been allocated profits equal to their 10% Cumulative Preferred Return; (c) third, to the Interest Holders until the Interest Holders have been allocated an amount of profit equal to the amount of their Adjusted Investment; (d) fourth, to the General Partners until such time as they have been allocated profits equal to a 2% preferred return; and
      (e) thereafter, 95% to the Interest Holders and 5% to the
General Partners. The net loss of the Partnership from any sale or other disposition of a Partnership property shall be allocated as follows: (a) first, an amount equal to the aggregate positive balances in the Partners' Capital Accounts, to each Partner in the same ratio as the positive balance in such Partner's Capital Account bears to the aggregate of all Partners' positive Capital Accounts balances; and
(b) thereafter, 98% to the Interest Holders and 2% to the General
Partners.

      For the years ended December 31, 1995, 1994 and 1993

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

 Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                       1995         1994        1993

Selling commissions                  $34,935      $33,388      $32,501
Management fees                       24,998       25,596       24,969
Reimbursable operating
  expenses                            69,808       74,400       73,998
Legal fees                               349        4,370        3,643

      For the years ended December 31, 1995, 1994 and 1993

(4)  LEASES

  The Partnership's rental income is principally obtained from tenants through rental payments provided under triple-net noncancelable operating leases. The leases provide for a base minimum annual rent and increases in rent such as through participation in gross sales above a stated level.

  The following is a schedule of noncancelable future minimum rental payments due to the Partnership under operating leases of Partnership properties as of December 31, 1995:

Year ending December 31:

  1996                            $2,148,445
  1997                             2,148,445
  1998                             2,148,445
  1999                             2,148,445
  2000                             2,115,856
  Thereafter                       5,279,355
                                 $15,988,991

         Additional rent based on percentages of tenant sales increases was $354,310, $347,616 and $289,522, in 1995, 1994 and 1993,
respectively.

         Approximately 42% and 39% of the Partnership's rental income is from properties operated as Ponderosa and Taco Bell restaurants, respectively. The Partnership is subject to some risk of loss should adverse events affect those Ponderosa and Taco Bell restaurants and, in turn, adversely affect the lesees' ability to pay rent to the Partnership.

      For the years ended December 31, 1995, 1994 and 1993

(5) WORKING CAPITAL RESERVES

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

(6) EQUITY INVESTMENTS

         The Partnership owns equity interests in the Brauvin High Yield Venture, Brauvin Funds Joint Venture and Brauvin Gwinnett County
Venture and reports its investments on the equity method. The following are condensed financial statements for the Brauvin High
Yield Venture, Brauvin Funds Joint Venture and Brauvin Gwinnett
County Venture:

      For the years ended December 31, 1995, 1994 and 1993


            BRAUVIN HIGH YIELD VENTURE

                           December 31,              December 31,
                               1995                      1994

Land and buildings, net    $5,163,083                  $5,283,334
Other assets                   21,792                       9,096
                           $5,184,875                  $5,292,430

Liabilities                $    5,126                  $   69,363
Partners' capital           5,179,749                   5,223,067
                           $5,184,875                  $5,292,430


                    Years Ended December 31,

                            1995            1994               1993


Rental and other income  $728,839          $690,061         $688,257

Expenses:
 Depreciation             120,251           120,250        120,250
 Management fees            7,133             7,055          6,990
 Operating and
  Administrative            4,772             4,223            6,040
                          132,156           131,528          133,280

Net Income               $596,683          $558,533         $554,977

      For the years ended December 31, 1995, 1994 and 1993

                   BRAUVIN FUNDS JOINT VENTURE

                           December 31,              December 31,
                               1995                      1994

Land and buildings, net    $4,816,500                  $4,926,596
Other assets                  284,969                     217,144
                           $5,101,469                  $5,143,740

Liabilities                $    2,004                  $       --
Partners' capital           5,099,465                   5,143,740
                           $5,101,469                  $5,143,740


                                    Year Ended December 31,

                                1995        1994         1993
Rental and other income     $720,088      $714,588    $714,588

Expenses:
 Depreciation                 110,096      110,096     110,096
 Management fees                6,838        6,763       6,159
 Operating and
  Administrative                7,429        3,682       4,508
                              124,363      120,541     120,763

Net Income                   $595,725     $594,047    $593,825

              For the years ended December 31, 1995, 1994 and 1993

                         BRAUVIN GWINNETT COUNTY VENTURE

                                   December 31,      December 31,
                                       1995              1994

Land and buildings, net            $2,376,510          $2,422,262
Other assets                           41,567              45,198
                                   $2,418,077          $2,467,460

Liabilities                        $   22,702          $   19,792
Partners' capital                   2,395,375           2,447,668
                                   $2,418,077          $2,467,460


                                                            Period From
                                                          November 9, 1993
                                                           (inception)
                          Year Ended         Year Ended       through
                         December 31,      December 31,    December 31,
                            1995                1994           1993

Rental and other income     $264,248       $241,451         $ 35,216
Expenses:
 Depreciation                 45,752         45,752            7,625
 Management fees               2,497          2,520              198
 Operating and
  Administrative               8,292          8,510           34,762
                              56,541         56,782           42,585

Net Income (Loss)           $207,707       $184,669         $ (7,369)

                                                              SCHEDULE III
                                                      BRAUVIN HIGH YIELD FUND L.P.
                                                    (a Delaware limited partnership)

                                                REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                           DECEMBER 31, 1995
                                                                         Gross Amount at Which Carried
                                            Initial Cost (a)                 at  Close of Period (b)
                                             Buildings,                         Buildings,
                                              Personal       Cost of             Personal
                                            Property and  Subsequent          Property and             Accumulated      Date
   Description     Encumbrances(c)   Land   Improvements Improvements   Land   Improvements Total(a)  Depreciation    Acquired
Taco Bells             $0       $2,245,312  $5,239,062        $0  $2,245,312 $ 5,239,062$  7,484,374 $1,185,256    12/87-2/88
Ponderosas              0        3,167,168   7,390,057         0   3,167,168   7,390,057  10,557,225  1,506,459    9/88-11/89
Children's World
 Learning Centers       0          356,288     831,338         0     356,288     831,338   1,187,626    145,058          7/89
Unallocated additional
 Acquisition Fee        0                0      93,750         0           0      93,750      93,750     15,349   11/90-12/90
                       $0       $5,768,768 $13,554,207        $0  $5,768,768 $13,554,207 $19,322,975 $2,852,122

<F1>
NOTES:
   (a)  The cost of this real estate is $19,322,975  for tax purposes (unaudited).  The buildings are depreciated over approximately  35 years using the straight line method.  The properties were constructed between 1969 and 1986.
   (b)  The following schedule summarizes the changes in the Partnership's real estate and accumulated depreciation balances:

         Real estate                                               1995          1994             1993
          Balance at beginning of year                         $19,322,975    $19,322,975     $19,322,975
          Additions-land, buildings and improvements                     0              0               0
          Balance at end of year                               $19,322,975    $19,322,975     $19,322,975

         Accumulated depreciation                                  1995          1994             1993
          Balance at beginning of year                         $ 2,465,487    $ 2,078,851     $ 1,692,216
          Provision for depreciation                               386,635        386,636         386,635
          Balance at end of year                               $ 2,852,122    $ 2,465,487     $ 2,078,851

<F2>
   (c)  Encumbrances - Brauvin High Yield Fund L.P. did not borrow cash in order to purchase its properties.  100% of the land and buildings were paid for with funds contributed by the Interest Holders.

                             EXHIBITS

                                TO

                   BRAUVIN HIGH YIELD FUND L.P.
                      FORM 10-K ANNUAL REPORT
                        FOR THE YEAR ENDED
                         DECEMBER 31, 1995

                           EXHIBIT INDEX



Exhibit (21)            Subsidiaries of the Registrant


Exhibit (27)            Financial Data Schedule

Exhibit 21

Name of Subsidiary                       State of Formation

Brauvin High Yield Venture                   Illinois

Brauvin Funds Joint Venture                  Illinois

Brauvin Gwinnett County Venture              Illinois