Form 10-Q
period 1996-03-31
BRAUVIN HIGH YIELD FUND L P
filed 1996-05-15
CIK 810587

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended   March 31, 1996

                                    or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ____________

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

                                   INDEX

                                                                   Page
PART I  Financial Information

Item 1. Financial Statements . . . . . . . . . . . . . . . . . .      3

        Balance Sheets at March 31, 1996 and
        December 31, 1995. . . . . . . . . . . . . . . . . . . .      4

        Statements of Operations for the three months
        ended March 31, 1996 and 1995. . . . . . . . . . . . . .      5

        Statements of Partners' Capital for the period
        January 1, 1995 to March 31, 1996. . . . . . . . . . . .      6

        Statements of Cash Flows for the three months
        ended March 31, 1996 and 1995. . . . . . . . . . . . . .      7

        Notes to Financial Statements. . . . . . . . . . . . . .      8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . . . .      18

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . .      21

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . .      21

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . .      21

Item 4. Submissions of Matters to a Vote of
        Security Holders . . . . . . . . . . . . . . . . . . . .      21

Item 5. Other Information. . . . . . . . . . . . . . . . . . . .      21

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . .      22

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .      23

                      PART I - FINANCIAL INFORMATION


ITEM 1. Financial Statements

      Except for the December 31, 1995 Balance Sheet, the following Balance Sheet as of March 31, 1996, Statements of Operations for the three months ended March 31, 1996 and 1995, Statements of Partners' Capital for the period January 1, 1995 to March 31, 1996 and Statements of Cash Flows for the three months ended March 31, 1996 and 1995 for Brauvin High Yield Fund L.P. (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

      These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1995 Annual Report on Form 10-K.

                       BRAUVIN HIGH YIELD FUND L.P.
                     (a Delaware limited partnership)

                              BALANCE SHEETS

                                              March 31,        December 31,
                                                1996              1995
ASSETS
Investment in real estate, at cost:
  Land                                       $ 5,768,768      $ 5,768,768
  Buildings                                   13,554,207       13,554,207
                                              19,322,975       19,322,975
  Less: accumulated depreciation              (2,948,781)      (2,852,122)
Net investment in real estate                 16,374,194       16,470,853

Investment in Joint Ventures (Note 5):
  Brauvin High Yield Venture                      33,365           33,746
  Brauvin Funds Joint Venture                  2,467,238        2,472,647
  Brauvin Gwinnett County Venture                555,789          557,389

Cash and cash equivalents                      1,358,899        1,363,085
Due from affiliates                                   --              358
Prepaid offering costs                            15,703           16,763
Other assets                                      18,568           17,759

Total Assets                                 $20,823,756      $20,932,600

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Accounts payable and accrued expenses        $    10,990      $    10,443
Rent received in advance                          82,336           86,903

Total Liabilities                                 93,326           97,346

PARTNERS' CAPITAL:
General Partners                                 121,077          124,295
Interest Holders                              20,609,353       20,710,959

Total Partners' Capital                       20,730,430       20,835,254

Total Liabilities and Partners' Capital      $20,823,756      $20,932,600





              See accompanying notes to financial statements.

                       BRAUVIN HIGH YIELD FUND L.P.
                     (a Delaware limited partnership)

                         STATEMENTS OF OPERATIONS
                   For the Three Months Ended March 31,

                                                 1996           1995
INCOME:
Rental                                         $584,877       $600,423
Interest                                         19,453          8,666
Other                                                97            224

     Total income                               604,427        609,313

EXPENSES:
General and administrative                       76,653         26,030
Management fees                                   6,133          6,028
Depreciation                                     96,659         96,658

     Total expenses                             179,445        128,716

Income before equity interest in
  joint ventures                                424,982        480,597

Equity Interest in Joint Venture's
     Net Income:
  Brauvin High Yield Venture                      1,419          1,414
  Brauvin Funds Joint Venture                    72,991         72,970
  Brauvin Gwinnett County Venture                12,440         11,533

Net income                                     $511,832       $566,514

Net income allocated to the General
  Partners                                     $ 10,237       $ 11,330

Net income allocated to the Interest
  Holders                                      $501,595       $555,184

Net income per Unit outstanding (a)               $0.19          $0.21

(a) Net income per Unit was based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Interest Holders were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan (the "Plan").

              See accompanying notes to financial statements

                       BRAUVIN HIGH YIELD FUND L.P.
                     (a Delaware limited partnership)

                      STATEMENTS OF PARTNERS' CAPITAL
             For the Period January 1, 1995 to March 31, 1996

                                      General     Interest
                                      Partners    Holders*        Total

Balance, January 1, 1995             $129,815    $20,631,058   $20,760,873

Contributions, net                         --        399,001       399,001
Selling commissions and
 other offering costs (Note 1)             --        (39,045)      (39,045)
Net income                             47,349      2,320,094     2,367,443
Cash distributions                    (52,869)    (2,600,149)   (2,653,018)

Balance, December 31, 1995            124,295     20,710,959    20,835,254

Contributions, net                         --         65,998        65,998
Selling commissions and
 other offering costs (Note 1)             --        (10,070)      (10,070)
Net income                             10,237        501,595       511,832
Cash distributions                    (13,455)      (659,129)     (672,584)

Balance, March 31, 1996              $121,077    $20,609,353   $20,730,430



* Total Units outstanding at March 31, 1996 and December 31, 1995 were 2,627,503 and 2,620,903, respectively. Cash distributions to Interest Holders per Unit were $0.25 and $1.00 for the three months ended March 31, 1996 and the year ended December 31, 1995, respectively. Cash distributions to Interest Holders per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Interest Holders were admitted to the Partnership and additional Units were purchased through the Plan.










              See accompanying notes to financial statements.

                       BRAUVIN HIGH YIELD FUND L.P.
                     (a Delaware limited partnership)

                         STATEMENTS OF CASH FLOWS
                   For the Three Months Ended March 31,

                                                      1996           1995
Cash flows from operating activities:
Net income                                         $  511,832     $  566,514
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                        96,659         96,658
  Equity interest in Brauvin High Yield
    Venture's net income                               (1,419)        (1,414)
  Equity interest in Brauvin Funds Joint
    Venture's net income                              (72,991)       (72,970)
  Equity interest in Brauvin Gwinnett County
    Venture's net income                              (12,440)       (11,533)
  Repayment from affiliates                               358         10,959
  (Increase) decrease in other assets                    (809)         5,293
  Increase in accounts payable
    and accrued expenses                                  547         25,444
  Decrease in due to affiliates                            --         (2,859)
  Decrease in rent received in advance                 (4,567)      (191,727)
Net cash provided by operating activities             517,170        424,365

Cash flows from investing activities:
Distributions from Brauvin High Yield Venture           1,800          1,150
Distributions from Brauvin Funds Joint Venture         78,400         80,850
Distributions from Brauvin Gwinnett
  County Venture                                       14,040         18,720
Cash provided by investing activities                  94,240        100,720

Cash flows from financing activities:
Sale of Units, net of liquidations, selling
  commissions and other offering costs                 56,988         92,514
Cash distributions to General Partners                (13,455)       (13,249)
Cash distributions to Interest Holders               (659,129)      (649,222)
Net cash used in financing activities                (615,596)      (569,957)
Net decrease in cash and cash
  equivalents                                          (4,186)       (44,872)
Cash and cash equivalents at beginning
  of period                                         1,363,085      1,016,066
Cash and cash equivalents at end of period         $1,358,899     $  971,194


              See accompanying notes to financial statements.

                       BRAUVIN HIGH YIELD FUND L.P.
                     (a Delaware limited partnership)

                      NOTES TO FINANCIAL STATEMENTS

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

     BRAUVIN HIGH YIELD FUND L.P. (the "Partnership") is a Delaware limited partnership organized for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office and industrial real estate properties predominantly subject to "triple-net" leases. The General Partners of the Partnership are Brauvin Realty Advisors, Inc., Jerome J. Brault, Cezar M. Froelich and David M. Strosberg. Brauvin Realty Advisors, Inc. is owned primarily by Messrs. Brault (beneficially) (44%) and Froelich (44%). Brauvin Securities, Inc., an affiliate of the General Partners, was the selling agent of the Partnership. The Partnership is managed by an affiliate of the General Partners. The Partnership was formed on January 6, 1987 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on September 4, 1987. The sale of the minimum of $1,200,000 of depository units representing beneficial assignments of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on November 18, 1987. The Partnership's offering closed on May 19, 1988. A total of $25,000,000 of Units were subscribed for and issued between September 4, 1987 and May 19, 1988, pursuant to the Partnership's public offering. Through March 31, 1996 and December 31, 1995, the Partnership had sold $27,922,102 and $27,816,104, of Units, respectively. These totals include $2,922,102, and $2,816,104 of Units, respectively, purchased by Interest Holders who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $1,647,070 and $1,607,070 have been purchased by the Partnership from Interest Holders liquidating their investment in the Partnership and have been retired as of March 31, 1996 and December 31, 1995, respectively. As of March 31, 1996 the Participants have acquired Units under the Plan which approximate 10% of total Units outstanding.

                       BRAUVIN HIGH YIELD FUND L.P.
                     (a Delaware limited partnership)

                NOTES TO FINANCIAL STATEMENTS - CONTINUED

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

                NOTES TO FINANCIAL STATEMENTS - CONTINUED

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

                NOTES TO FINANCIAL STATEMENTS - CONTINUED

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

     The fair value estimates presented herein are based on information available to management as of March 31, 1996 and December 31, 1995, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

     The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; due from affiliates; accounts payable and accrued expenses; and rent received in advance.

                       BRAUVIN HIGH YIELD FUND L.P.
                     (a Delaware limited partnership)

                NOTES TO FINANCIAL STATEMENTS - CONTINUED

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

                NOTES TO FINANCIAL STATEMENTS - CONTINUED

allocated 2% to the General Partners and 98% to the Taxable
Interest Holders, as defined in the Agreement.

     The net profit of the Partnership from any sale or other disposition of a Partnership property shall be allocated (with ordinary income being allocated first) as follows: (a) first, an amount equal to the aggregate deficit balances of the Partners' Capital Accounts, as such term is defined in the Agreement, shall be allocated to each Partner who or which has a deficit Capital Account balance in the same ratio as the deficit balance of such Partner's Capital Account bears to the aggregate of the deficit balances of all Partners' Capital Accounts; (b) second, to the Interest Holders until the Interest Holders have been allocated profits equal to their 10% Cumulative Preferred Return; (c) third, to the Interest Holders until the Interest Holders have been allocated an amount of profit equal to the amount of their Adjusted Investment; (d) fourth, to the General Partners until such time as they have been allocated profits equal to a 2% preferred return; and (e) thereafter, 95% to the Interest Holders and 5% to the General Partners. The net loss of the Partnership from any sale or other disposition of a Partnership property shall be allocated as follows: (a) first, an amount equal to the aggregate positive balances in the Partners' Capital Accounts, to each Partner in the same ratio as the positive balance in such Partner's Capital Account bears to the aggregate of all Partners' positive Capital Accounts balances; and(b) thereafter, 98% to the Interest Holders and 2% to the General Partners.

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

                NOTES TO FINANCIAL STATEMENTS - CONTINUED

     The Partnership pays affiliates of the General Partners selling commissions of 8-1/2% of the capital contributions received for Units sold by the affiliates.

     An affiliate of one of the General Partners provides securities and real estate counsel to the Partnership.

     Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the three months ended March 31, 1996 and 1995 were as follows:

                                       1996                1995

Selling commissions                   $9,010             $ 8,594
Management fees                        6,133               6,028
Reimbursable operating
  expenses                            21,600              18,000
Legal fees                               326                  --



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

                NOTES TO FINANCIAL STATEMENTS - CONTINUED

(5) EQUITY INVESTMENTS

 The Partnership owns equity interests in the Brauvin High Yield Venture, Brauvin Funds Joint Venture and Brauvin Gwinnett County Venture and reports its investments on the equity method. The following are condensed financial statements for the Brauvin High Yield Venture, Brauvin Funds Joint Venture and Brauvin Gwinnett County Venture:

                            BRAUVIN HIGH YIELD VENTURE

                                     March 31,          December 31,
                                       1996                1995

Land and buildings, net              $5,133,021         $5,163,083
Other assets                             13,826             21,792
                                     $5,146,847         $5,184,875

Liabilities                          $    5,213         $    5,126
Partners' capital                     5,141,634          5,179,749
                                     $5,146,847         $5,184,875


              For the Three Months Ended March 31,

                                       1996                1995

Rental and other income              $175,907            $174,607

Expenses:
 Depreciation                          30,063              30,063
 Management fees                        1,874               1,723
 Operating and
  Administrative                        2,086               1,400
                                       34,023              33,186

Net income                           $141,884            $141,421

                       BRAUVIN HIGH YIELD FUND L.P.
                     (a Delaware limited partnership)

                NOTES TO FINANCIAL STATEMENTS - CONTINUED

                          BRAUVIN FUNDS JOINT VENTURE

                                      March 31,       December 31,
                                       1996               1995

Land and buildings, net            $4,788,976          $4,816,500
Other assets                          299,742             284,969
                                   $5,088,718          $5,101,469

Liabilities                        $      292          $    2,004
Partners' capital                   5,088,426           5,099,465
                                   $5,088,718          $5,101,469


For the Three Months Ended March 31,

                                       1996                1995
Rental and other income              $178,679            $179,019
Expenses:
 Depreciation                          27,524              27,524
 Management fees                        1,693               1,704
 Operating and
  Administrative                          501                 873
                                       29,718              30,101

Net income                           $148,961            $148,918

                       BRAUVIN HIGH YIELD FUND L.P.
                     (a Delaware limited partnership)

                NOTES TO FINANCIAL STATEMENTS - CONTINUED


                     BRAUVIN GWINNETT COUNTY VENTURE

                                     March 31,         December 31,
                                       1996               1995

Land and buildings, net            $2,365,072          $2,376,510
Other assets                           46,170              41,567
                                   $2,411,242          $2,418,077

Liabilities                        $   22,702          $   22,702
Partners' capital                   2,388,540           2,395,375
                                   $2,411,242          $2,418,077


              For the Three Months Ended March 31,

                                       1996                1995

Rental and other income               $65,225             $61,327
Expenses:
 Depreciation                          11,438              11,438
 Management fees                          622                 602

                                       12,060              12,040

Net income                            $53,165             $49,287

                       BRAUVIN HIGH YIELD FUND L.P.
                     (a Delaware limited partnership)

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

   The Partnership raised $25,000,000 through its initial offering and an additional $2,922,102 as of March 31, 1996, through Units purchased by certain Interest Holders investing their distributions of Operating Cash Flow in additional Units through the distribution reinvestment plan (the "Plan"). As of March 31, 1996, Units valued at $1,647,070 have been purchased by the Partnership from Interest Holders liquidating their original investment and retired. The Partnership has no funds available to purchase additional property, excluding those raised through the Plan.

                       BRAUVIN HIGH YIELD FUND L.P.
                     (a Delaware limited partnership)

   Below is a table summarizing the historical data for distribution rates per annum:

Distribution
Date             1996       1995      1994       1993      1992      1991

February 15      10.00%    10.00%    10.00%     10.00%    10.00%     9.50%

May 15           10.00     10.00     10.00      10.00     10.00      9.625

August 15                  10.00     10.00      10.00     10.25      9.75

November 15(a)             10.00     10.50      10.50     10.25      9.75

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

 Since the distribution to Limited Partners had been at least 10% per annum during the three months ended March 31, 1996 and the year ended December 31, 1995 the General Partners and its affiliates collected a management fee of $6,133 and $18,643, respectively and received $13,455 and $39,467 in Operating Cash Flow distributions for the three months ended March 31, 1996 and the year ended December 31, 1995, respectively. This is anticipated to continue throughout 1996.

Results of Operations - Three Months Ended March 31, 1996 and 1995

 Results of operations for the Partnership for the three months ended March 31, 1996 reflected net income of $511,832 as compared to $566,514 for the three months ended March 31, 1995 a decrease of approximately $54,700. The decrease in net income is a result of an

                       BRAUVIN HIGH YIELD FUND L.P.
                     (a Delaware limited partnership)

increase in expenses and a decrease in the percentage rents.

 Total income for the three months ended March 31, 1996 was $604,427 as compared to $609,313 for the three months ended March 31, 1995, a decrease of approximately $5,000. The decrease in total income was due to a decrease in rental income of approximately $15,500 which was a result of a decline in percentage rentals received from the Partnership's properties. The decrease in rental income was partially offset by an increase in interest income of approximately $10,800 as a result of more funds invested during 1996.

 Total expenses for the three months ended March 31, 1996 were $179,445 as compared to $128,716 for the three months ended March 31, 1995, an increase of approximately $50,700. The increase in expenses was due to an increase in general and administrative expense related to the Partnership hiring an independent real estate company to conduct property valuations.

                      PART II - OTHER INFORMATION

 ITEM 1. Legal Proceedings.

         None.

 ITEM 2. Changes in Securities.

         None.

 ITEM 3. Defaults Upon Senior Securities.

         None.

 ITEM 4. Submission Of Matters To a Vote of Security Holders.

         None.

 ITEM 5. Other Information.

            As previously reported, the Partnership has engaged a nationally known real estate firm to perform a valuation of the Partnership's properties. The stated unit value used for both liquidations and the purchase of new units through the dividend reinvestment program will change as a result of this valuation. At the time of the distribution, the valuation had not been completed. Once the valuation has been completed, the new stated unit value will be communicated to all partners.

            The General Partners have determined that, for the current distribution, all investors, including those who had selected the dividend reinvestment option, will receive their distributions in the form of a check. When the unit valuation process has been completed and the new stated unit value communicated to all partners, each partner will be able to determine if they wish to enter or continue in the dividend reinvestment program.

            Similarly, the General Partners have determined that unit liquidations will be temporarily suspended until the valuation has been completed. At that time, pending liquidation requests will be processed according to the terms of the prospectus and liquidated at the then current stated unit value.


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

                           DATE: May 15, 1996



                           BY:  /s/ Thomas J. Coorsh
                                Thomas J. Coorsh
                                Chief Financial Officer and Treasurer

                           DATE: May 15, 1996