Form 10-Q
period 1996-06-30
BRAUVIN HIGH YIELD FUND L P
filed 1996-08-14
CIK 810587

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended      June 30, 1996

                                or

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

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

                              INDEX                             Page

PART I  Financial Information

Item 1. Financial Statements . . . . . . . . . . . . . . . .     3

        Balance Sheets at June 30, 1996 and December 31,
        1995 . . . . . . . . . . . . . . . . . . . . . . . .     4

        Statements of Operations for the six months ended
        June 30, 1996 and June 30, 1995. . . . . . . . . . .     5

        Statements of Operations for the three months ended
        June 30, 1996 and June 30, 1995. . . . . . . . . . .     6

        Statements of Partners' Capital for the period
        January 1, 1993 to June 30, 1996 . . . . . . . . . .     7

        Statements of Cash Flows for the six months ended
        June 30, 1996 and June 30, 1995. . . . . . . . . . .     8

        Notes to Financial Statements. . . . . . . . . . . .     9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations . . . . . . . .      19

PART II Other Information

Item 1. Legal Proceedings .                                      24

Item 2. Changes in Securities. .                                 24

Item 3. Defaults Upon Senior Securities . . . . . . . . . .      24

Item 4. Submissions of Matters to a Vote of Security
        Holders . . . . . . . . . . . . . . . . . . . . . .      24

Item 5. Other Information .                                      24

Item 6. Exhibits and Reports on Form 8-K .                       24

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .      25

                  PART I - FINANCIAL INFORMATION


ITEM 1. Financial Statements

         Except for the December 31, 1995 Balance Sheet, the following Balance Sheet as of June 30, 1996, Statements of Operations for the six months ended June 30, 1996 and 1995, Statements of Operations for the three months ended June 30, 1996 and 1995, Statements of Partners' Capital for the period
January 1, 1995 to June 30, 1996 and Statements of Cash Flows for the six months ended June 30, 1996 and June 30, 1995 for Brauvin High Yield Fund L.P. (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1995 Annual Report on Form 10-K.

                     BRAUVIN HIGH YIELD FUND L.P.
                   (a Delaware limited partnership)

                            BALANCE SHEETS
                                                June 30,        December 31,
                                                  1996              1995
ASSETS

Investment in real estate, at cost:
Land                                            $ 5,768,768    $ 5,768,768
Buildings                                        13,554,207     13,554,207
                                                 19,322,975     19,322,975
Less: accumulated depreciation                   (3,045,440)    (2,852,122)
Net investment in real estate                    16,277,535     16,470,853

Investment in Joint Ventures (Note 5):
Brauvin High Yield Venture                           33,045         33,746
Brauvin Funds Joint Venture                       2,461,117      2,472,647
Brauvin Gwinnett County Venture                     553,552        557,389

Cash and cash equivalents                         1,353,805      1,363,085
Due from affiliates                                      --            358
Prepaid offering costs                               15,703         16,763
Other assets                                         17,665         17,759
Total Assets                                    $20,712,422    $20,932,600

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and accrued
  expenses                                      $    55,410    $    10,443
Rent received in advance                             83,742         86,903
Total Liabilities                                   139,152         97,346

PARTNERS' CAPITAL:
General Partners                                    118,097        124,295
Interest Holders                                 20,455,173     20,710,959
Total Partners' Capital                          20,573,270     20,835,254

Total Liabilities and Partners' Capital         $20,712,422    $20,932,600



           See accompanying notes to financial statements.

                    BRAUVIN HIGH YIELD FUND L.P.
                  (a Delaware limited partnership)

                      STATEMENTS OF OPERATIONS
                 For the Six Months Ended June 30,

                                                        1996         1995
INCOME:
  Rental                                            $1,211,698    $1,215,739
  Interest                                              38,729        23,786
  Other                                                    220           138

   Total income                                      1,250,647     1,239,663

EXPENSES:
  General and administrative                           187,248        70,536
  Management fees                                       12,475        12,268
  Depreciation                                         193,318       193,318

   Total expenses                                      393,041       276,122

Income before equity interest in joint
  ventures                                             857,606       963,541

Equity Interest in Joint Venture's Net Income:
   Brauvin High Yield Venture                            2,899         2,858
   Brauvin Funds Joint Venture                         145,270       145,941
   Brauvin Gwinnett County Venture                      24,243        23,605

Net income                                          $1,030,018    $1,135,945
Net income allocated to the General Partners        $   20,600    $   22,719
Net income allocated to the Interest Holders        $1,009,418    $1,113,226
Net income per Unit outstanding (a)                 $     0.38    $     0.43

(a) Net income per Unit was based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Interest Holders were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan (the "Plan").


           See accompanying notes to financial statements.

                    BRAUVIN HIGH YIELD FUND L.P.
                  (a Delaware limited partnership)

                      STATEMENTS OF OPERATIONS
                 For the Three Months Ended June 30,
                                                        1996       1995
INCOME:
     Rental                                           $626,821    $615,316
     Interest                                           19,276      15,120
     Other                                                 123         (86)
     Total income                                      646,220     630,350

EXPENSES:
     General and administrative                        110,595      44,506
     Management fees                                     6,342       6,240
     Depreciation                                       96,659      96,660
     Total expenses                                    213,596     147,406

Income before equity interest in joint
     ventures                                          432,624     482,944

Equity Interest in Joint Venture's Net Income:
Brauvin High Yield Venture                               1,480       1,444
Brauvin Funds Joint Venture                             72,279      72,971
Brauvin Gwinnett County Venture                         11,803      12,072

Net income                                            $518,186    $569,431

Net income allocated to the General
     Partners                                         $ 10,364    $ 11,389

Net income allocated to the Interest
     Holders                                          $507,822    $558,042

Net income per Unit outstanding (a)                   $   0.19    $   0.22

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

                     BRAUVIN HIGH YIELD FUND L.P.
                   (a Delaware limited partnership)

                   STATEMENTS OF PARTNERS' CAPITAL
           For the Period January 1, 1995 to June 30, 1996

                                   General           Interest
                                   Partners          Holders*       Total

Balance, January 1, 1995               $129,815    $20,631,058  $20,760,873

Contributions, net                           --        399,001      399,001
Selling commissions and
 other offering costs (Note 1)               --        (39,045)     (39,045)
Net income                               47,349      2,320,094    2,367,443
Cash distributions                      (52,869)    (2,600,149)  (2,653,018)
Balance, December 31, 1995              124,295     20,710,959   20,835,254

Contributions, net                           --         65,998       65,998
Selling commissions and
 other offering costs (Note 1)               --        (10,070)     (10,070)
Net income                               20,600      1,009,418    1,030,018
Cash distributions                      (26,798)    (1,321,132)  (1,347,930)
Balance, June 30, 1996                 $118,097    $20,455,173  $20,573,270

 *Total Units sold at June 30, 1996 and December 31, 1995 were 2,627,503 and 2,620,903 respectively. Cash distributions to Interest Holders per Unit were $0.50 and $1.00 for the six months ended June 30, 1996 and the year ended December 31, 1995. Cash distributions to Interest Holders per Unit are based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Interest Holders were admitted to the Partnership and additional Units were purchased through the Plan.













            See accompanying notes to financial statements.

                      BRAUVIN HIGH YIELD FUND L.P.
                    (a Delaware limited partnership)

                        STATEMENTS OF CASH FLOWS
                    For the Six Months Ended June 30,

                                                     1996         1995
Cash flows from operating activities:
Net income                                         $1,030,018   $1,135,945
Adjustments to reconcile net income to
net cash provided by operating activities:
   Depreciation                                       193,318      193,318
   Equity interest in Brauvin High Yield
   Venture's net income                                (2,899)      (2,858)
   Equity interest in Brauvin Funds Joint
   Venture's net income                              (145,270)    (145,941)
   Equity interest in Brauvin Gwinnett County
   Venture's net income                               (24,243)     (23,605)
   Repayment from affiliate                               358           --
   Decrease in other assets                                94           19
   Increase in due from affiliates                         --         (745)
   Increase in accounts payable and accrued
    expenses                                           44,967        6,392
   Increase in due to affiliates                           --          320
   Decrease in rent received in advance                (3,161)    (162,998)
Net cash provided by operating activities           1,093,182      999,847

Cash flows from investing activities:
Distributions from Brauvin High
   Yield Venture                                        3,600        2,900
Distributions from Brauvin Funds
   Joint Venture                                      156,800      156,800
Distributions from Brauvin Gwinnett
   County Venture                                      28,080       31,590
Cash provided by investing activities                 188,480      191,290

Cash flows from financing activities:
Sale of Units, net of liquidations, selling
 commissions and other offering costs                  56,988      172,647
Cash distributions to General Partners                (26,798)     (26,263)
Cash distributions to Interest Holders             (1,321,132)  (1,296,347)
Net cash used in financing activities              (1,290,942)  (1,149,963)
Net (decrease) increase in cash and cash
equivalents                                            (9,280)      41,174
Cash and cash equivalents at beginning
of period                                           1,363,085    1,016,066
Cash and cash equivalents at end of period         $1,353,805   $1,057,240

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

   The Partnership was formed on January 6, 1987 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on September 4, 1987. The sale of the minimum of $1,200,000 of depository units representing beneficial assignments of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on November 18, 1987. The Partnership's offering closed on May 19, 1988. A total of $25,000,000 of Units were subscribed for and issued between September 4, 1987 and May 19, 1988, pursuant to the Partnership's public offering. Through June 30, 1996 and December 31, 1995, the Partnership had sold $27,922,102 and $27,816,104, of Units, respectively. These totals include $2,922,102, and $2,816,104 of Units, respectively, purchased by Interest Holders who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $1,647,070 and $1,607,070 have been purchased by the Partnership from Interest Holders liquidating their investment in the Partnership and have been retired as of June 30, 1996 and December 31, 1995, respectively. As of June 30, 1996 the Participants have acquired Units under the Plan which approximate 10% of total Units outstanding.

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

     The fair value estimates presented herein are based on information available to management as of June 30, 1996 and December 31, 1995, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

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

     Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the six months ended June 30, 1996 and 1995 were as follows:


                                        1996               1995

         Selling commissions          $ 9,010             $17,153
         Management fees               12,475              12,268
         Reimbursable operating
           expenses                    43,200              36,000
         Legal fees                     1,799                  --


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

(5) EQUITY INVESTMENTS

 The Partnership owns equity interests in the Brauvin High Yield Venture, Brauvin Funds Joint Venture and Brauvin Gwinnett County Venture and reports its investments on the equity method. The following are condensed financial statements for the Brauvin High Yield Venture, Brauvin Funds Joint Venture and Brauvin Gwinnett County Venture:

                    BRAUVIN HIGH YIELD VENTURE

                                   June 30,          December 31,
                                     1996               1995

Land and buildings, net            $5,102,958        $5,163,083
Other assets                           10,245            21,792

Total Assets                       $5,113,203        $5,184,875

Liabilities                        $    3,523        $    5,126
Partners' capital                   5,109,680         5,179,749

Total Liabilities and
  Partners Capital                 $5,113,203        $5,184,875



                For the six months ended June 30,

                                        1996          1995
Rental income                        $356,545       $352,224

Expenses:
Depreciation                           60,125         60,125
Management fees                         3,751          3,502
Operating and administrative            2,739          2,839
Net income                           $289,930       $285,758

                    BRAUVIN FUNDS JOINT VENTURE

                                    June 30,        December 31,
                                      1996              1995

Land and buildings, net            $4,761,452        $4,816,500
Other assets                          313,281           284,969

Total Assets                       $5,074,733        $5,101,469

Liabilities                        $   (1,201)       $    2,004
Partners' capital                   5,075,934         5,099,465

Total Liabilities and
  Partners' Capital                $5,074,733        $5,101,469


                               For the six months ended June 30,

                                       1996              1995
Rental income                        $357,251          $357,666

Expenses:
Depreciation                           55,048            55,048
Management fees                         3,375             3,406
Operating and administrative            2,359             1,374
Net income                           $296,469          $297,838

                             BRAUVIN GWINNETT COUNTY VENTURE

                                  June 30,          December 31,
                                    1996               1995

Land and buildings, net            $2,353,634         $2,376,510
Other assets                           26,396             41,567

    Total Assets                   $2,380,030         $2,418,077

Liabilities                        $    1,050         $   22,702
Partners' capital                   2,378,980          2,395,375

    Total Liabilities and
    Partners' Capital              $2,380,030         $2,418,077


                            For the six months ended June 30,

                                       1996            1995

Rental income                         $130,494        $124,978

Expenses:
Depreciation                            22,876          22,876
Management fees                          1,242           1,229
Operating and administrative             2,772              --

Net income                            $103,604        $100,873

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

  The Partnership raised $25,000,000 through its initial offering and an additional $2,922,102 as of June 30, 1996, through Units purchased by certain Interest Holders investing their distributions of Operating Cash Flow in additional Units through the distribution reinvestment plan (the "Plan"). As of June 30, 1996, Units valued at $1,647,070 have been purchased by the Partnership from Interest Holders liquidating their original investment and retired. The Partnership has no funds available to purchase additional property, excluding those raised through the Plan.

  Below is a table summarizing the historical data for distributions per Unit:

Distribution
  Date            1996    1995    1994     1993    1992     1991

February 15     $.2500   $.2500  $.2500   $.2500  $.2500     $.2375

May 15           .2500    .2500   .2500    .2500   .2500      .2406

August 15                 .2500   .2500    .2500   .2563      .2438

November 15               .2625   .2625    .2563   .2438      .2375

   Future increases in the Partnership's distributions will largely depend on increased sales at the Partnership's properties resulting in additional percentage rent and, to a lesser extent on rental increases, which will occur due to increases in receipts from certain leases based upon increases in the Consumer Price Index or scheduled increases of base rent.

   Since the distribution to Limited Partners had been at least 10% per annum during the six months ended June 30, 1996 and the year ended December 31, 1995 the General Partners and its affiliates collected a management fee of $12,475 and $18,643, respectively and received $26,798 and $39,467 in Operating Cash Flow distributions for the six months ended June 30, 1996 and the year ended December 31, 1995, respectively. This is anticipated to continue throughout 1996.

   The Partnership has entered into an agreement and plan of merger dated as of June 14, 1996 (the "Merger Agreement") with Brauvin Real Estate Funds L.L.C., a Delaware limited liability company (the "Purchaser"). Pursuant to the terms of the Merger Agreement, the Partnership proposes to merge with and into the Purchaser through a merger (the "Merger") of its limited partnership interests. In connection with the Merger, the beneficial owners (the "Limited Partners") of the limited partnership interests of the Partnership (the "Units") will receive approximately $9.31 per Unit in cash. Promptly upon consummation of the Merger, the Partnership will cease to exist and the Purchaser, as the surviving entity will succeed to all of the assets and liabilities of the Partnership. The affirmative vote of the Limited Partners holding a majority of the Units is necessary to approve the Merger.

   The Partnership is currently in the process of drafting a proxy statement, which will require prior review and comment by the Securities and Exchange Commission (the "Commission"), to solicit proxies for use at a special meeting of the Limited Partners (the "Special Meeting") to be held at the offices of the Partnership at a date in the near future. The purpose of the Special Meeting is to vote upon the Merger and certain other matters as described herein. The preliminary proxy materials of the Partnership have been filed with the Commission

   By approving the Merger, the Limited Partners will also be approving an amendment of the Restated Limited Partnership Agreement of the Partnership, as amended (the "Partnership Agreement") allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction"). In addition, the Delaware Revised Uniform Limited Partnership Act (the "Act") provides that a merger must also be approved by the general partners of a partnership, unless the limited partnership agreement provides otherwise. The Partnership Agreement does not address this matter. Therefore, the Limited Partners will be asked to adopt an amendment (the "Amendment") to the Partnership Agreement which specifically provides that the general partners of the Partnership (the "General Partners") will not be required to approve the Transaction. If the Amendment is approved, the vote of the Limited Partners holding a majority of the Units will be the only vote necessary to approve the Transaction. Neither the Act nor the Partnership Agreement provide the Limited Partners not voting in favor of the Transaction with dissenters' appraisal rights.

   The actual redemption price will be based on the fair market value of the properties of the Partnership (the "Assets") as determined by an independent appraiser at such time as is specified in the certificate of merger (the "Effective Time"), plus all remaining cash of the Partnership (which will not include earnings after July 31, 1996, whcih due to the wind up costs of the Partnership are expected to be nominal), less the Partnership's actual costs incurred and accrued through the Effective Time, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Transaction (as detailed in the Merger Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations.


   Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets. Cushman & Wakefield was subsequently engaged to provide an opinion as to the fairness of the Transaction to the Limited Partners from a financial point of view. Cushman & Wakefield has preliminarily determined that the fair market value of the Assets of the Partnership is $23,198,450, which is approximately $8.83 per Unit. In addition, Cushman & Wakefield is finalizing its opinion as to the fairness of the Transaction to the Limited Partners from a financial point of view.

   The General Partners are Jerome J. Brault, the managing general partner of the Partnership (the "Managing General Partner"), Brauvin Realty Advisors I, Inc., the corporate general partner of the Partnership (the "Corporate General Partner"), Cezar M. Froelich and David M. Strosberg. Mr. Froelich gave notice of his intent to resign as a General Partner of the Partnership on May 23, 1996. Pursuant to the terms of the Partnership Agreement, Mr. Froelich's resignation will become effective on the 90th day following notice to the Limited Partners. The General Partners will not receive any payment in exchange for the redemption of their general partnership interests nor will they receive any fees from the Partnership in connection with the Transaction.

   The Managing General Partner and his son, James L. Brault, an executive officer of the Corporate General Partner, will have a minority ownership interest in the Purchaser. Therefore, the Braults have an indirect economic interest in consummating the Transaction that is in conflict with the economic interests of the Limited Partners. Messrs. Froelich and Strosberg have no affiliation with the Purchaser.

   The Transaction is one of a series of related transactions whereby the Purchaser seeks to acquire the Assets of the Partnership and the assets, through purchase or merger, of Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III and Brauvin Corporate Lease Program IV L.P., Delaware limited partnerships affiliated with the Partnership.

   The General Partners have temporarily suspended all distributions to Limited Partners and liquidations until there is a vote on the Transaction.

Results of Operations - Six months ended June 30, 1996 and 1995.

   Results of operations for the Partnership for the six months ended June 30, 1996 reflected net income of $1,030,018 as compared to $1,135,945 for the six months ended June 30, 1995 a decrease of approximately $105,900. The decrease in net income is a result of an increase in general and administrative expense, which was partially offset by an increase in interest income.

   Total income for the six months ended June 30, 1996 was $1,250,647 as compared to $1,239,663 for the six months ended June 30, 1995, an increase of approximately $11,000. The increase in total income was due to an increase in interest income of approximately $14,900 as a result of more funds invested during 1996.

   Total expenses for the six months ended June 30, 1996 were $393,041 as compared to $276,122 for the six months ended June 30, 1995, an increase of approximately $116,900. The increase in expenses is primarily the result of an increase in general and administrative expense due to the Partnership hiring an independent real estate company to conduct property valuations. General and administrative expense also increased in 1996 compared to 1995 as a result of legal and other professional fees paid as a result of the Transaction.

Results of Operations - Three months ended June 30, 1996 and 1995

   Results of operations for the Partnership for the three months ended June 30, 1996 reflected net income of $518,186 as compared to $569,431 for the three months ended June 30, 1995, a decrease of approximately $51,200. The decrease in net income is a result of an increase in expenses, which was partially offset by an increase in rental income.

   Total income for the three months ended June 30, 1996 was $646,220 as compared to $630,350 for the three months ended June 30, 1995, an increase of approximately $15,900. The increase in total income was due to an increase in rental income of approximately $11,500 as a result of certain properties paying increased amounts of percentage rents during 1996.

   Total expenses for the three months ended June 30, 1996 were $213,596 as compared to $147,406 for the three months ended June 30, 1995, an increase of approximately $66,200. The increase in expenses is primarily the result of an increase in general and administrative expense due to the Partnership hiring an independent real estate company to conduct property valuations. General and administrative expense also increased in 1996 compared to 1995 as a result of legal and other professional fees paid as a result of the Transaction.

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

                 None.

         ITEM 5.  Other Information.

                 None.

         ITEM 6.  Exhibits and Reports On Form 8-K.

                 Exhibit 27.    Financial Data Schedule
                 Form 8-K.      Notificaction to the partners of
                                the resignation of Mr. Cezar M.
                                Froelich as a General Partner of the
                                Parntership and the resignation of
                                Mr. Thomas Coorsh as Treasurer and
                                Chief Financial Officer.  This Form 8-K
                                was dated May 23, 1996 and filed on
                                June 21, 1996 and amended on July 24, 1996.

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


                  BY:     Brauvin Realty Advisors, Inc. Corporate
                          General Partner of Brauvin High Yield
                          Fund L.P.



                       BY:      /s/ Jerome J. Brault
                                Jerome J. Brault
                                Chairman of the Board of Directors,
                                President and Chief Executive Officer

                       DATE:    August 14, 1996



                       BY:      /s/ B. Allen Aynessazian
                                B. Allen Aynessazian
                                Chief Financial Officer and Treasurer

                       DATE:    August 14, 1996