Form 10-Q
period 1996-09-30
BRAUVIN HIGH YIELD FUND L P
filed 1996-11-19
CIK 810587

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended      September 30, 1996

                                or

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

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

                              INDEX                             Page

PART I  Financial Information

Item 1. Financial Statements . . . . . . . . . . . . . . . .       3

        Balance Sheets at September 30, 1996 and December 31,
        1995 . . . . . . . . . . . . . . . . . . . . . . . .       4

        Statements of Operations for the nine months ended
        September 30, 1996 and September 30, 1995. . . . . .       5

        Statements of Operations for the three months ended
        September 30, 1996 and September 30, 1995. . . . . .       6

        Statements of Partners' Capital for the period
        January 1, 1995 to September 30, 1996. . . . . . . .       7

        Statements of Cash Flows for the nine months ended
        September 30, 1996 and September 30, 1995. . . . . .       8

        Notes to Financial Statements. . . . . . . . . . . .       9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations. . . . . . . . .       20

PART II Other Information

Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . .       26

Item 2. Changes in Securities. . . . . . . . . . . . . . . .       29

Item 3. Defaults Upon Senior Securities  . . . . . . . . . .       29

Item 4. Submissions of Matters to a Vote of Security
        Holders  . . . . . . . . . . . . . . . . . . . . . .       29

Item 5. Other Information  . . . . . . . . . . . . . . . . .       29

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . .       29

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .        30

                  PART I - FINANCIAL INFORMATION


ITEM 1. Financial Statements

         Except for the December 31, 1995 Balance Sheet, the following Balance Sheet as of September 30, 1996, Statements of Operations for the nine months ended September 30, 1996 and 1995, Statements of Operations for the three months ended September 30, 1996 and 1995, Statements of Partners' Capital for the period January 1, 1995 to September 30, 1996 and Statements of Cash Flows for the nine months ended September 30, 1996 and September 30, 1995 for Brauvin High Yield Fund L.P. (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1995 Annual Report on Form 10-K.

                     BRAUVIN HIGH YIELD FUND L.P.
                   (a Delaware limited partnership)

                            BALANCE SHEETS
                                               September 30,    December 31,
                                                   1996            1995
ASSETS

Investment in real estate, at cost:
Land                                            $ 5,768,768    $ 5,768,768
Buildings                                        13,554,207     13,554,207
                                                 19,322,975     19,322,975
Less: accumulated depreciation                   (3,142,099)    (2,852,122)
Net investment in real estate                    16,180,876     16,470,853

Investment in Joint Ventures (Note 5):
Brauvin High Yield Venture                           32,727         33,746
Brauvin Funds Joint Venture                       2,456,289      2,472,647
Brauvin Gwinnett County Venture                     552,404        557,389

Cash and cash equivalents                         1,944,485      1,363,085
Due from affiliates                                      --            358
Prepaid offering costs                               15,703         16,763
Other assets                                         17,159         17,759
Total Assets                                    $21,199,643    $20,932,600

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and accrued
  expenses                                      $   174,088    $    10,443
Rent received in advance                             81,239         86,903
Total Liabilities                                   255,327         97,346

PARTNERS' CAPITAL:
General Partners                                    125,523        124,295
Interest Holders                                 20,818,793     20,710,959
Total Partners' Capital                          20,944,316     20,835,254

Total Liabilities and Partners' Capital         $21,199,643    $20,932,600



           See accompanying notes to financial statements.
                    BRAUVIN HIGH YIELD FUND L.P.
                  (a Delaware limited partnership)

                      STATEMENTS OF OPERATIONS
              For the Nine Months Ended September 30,

                                                       1996         1995
INCOME:
  Rental                                            $1,847,555    $1,868,945
  Interest                                              60,941        39,598
  Other                                                    312           256

   Total income                                      1,908,808     1,908,799

EXPENSES:
  General and administrative                           136,827       117,936
  Transaction costs                                    233,173            --
  Valuation fees                                        89,016            --
  Management fees                                       18,860        18,643
  Depreciation                                         289,977       289,976

   Total expenses                                      767,853       426,555

Income before equity interest in joint
  ventures                                           1,140,955     1,482,244

Equity Interest in Joint Venture's Net Income:
   Brauvin High Yield Venture                            4,381         4,296
   Brauvin Funds Joint Venture                         218,842       219,668
   Brauvin Gwinnett County Venture                      37,135        34,844

Net income                                          $1,401,313    $1,741,052
Net income allocated to the General Partners        $   28,026    $   34,821
Net income allocated to the Interest Holders        $1,373,287    $1,706,231
Net income per Unit outstanding (a)                 $     0.52    $     0.66

(a) Net income per Unit was based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Interest Holders were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan (the "Plan").

           See accompanying notes to financial statements.

                    BRAUVIN HIGH YIELD FUND L.P.
                  (a Delaware limited partnership)

                      STATEMENTS OF OPERATIONS
               For the Three Months Ended September 30,
                                                        1996        1995
INCOME:
     Rental                                           $635,857    $653,206
     Interest                                           22,212      15,812
     Other                                                  92         118
     Total income                                      658,161     669,136

EXPENSES:
     General and administrative                         50,608      47,400
     Transaction costs                                 217,344          --
     Valuation fees                                      3,816          --
     Management fees                                     6,385       6,375
     Depreciation                                       96,659      96,658
     Total expenses                                    374,812     150,433
Income before equity interest in joint
     ventures                                          283,349     518,703

Equity Interest in Joint Venture's Net Income:
Brauvin High Yield Venture                               1,482       1,438
Brauvin Funds Joint Venture                             73,572      73,727
Brauvin Gwinnett County Venture                         12,892      11,239

Net income                                            $371,295    $605,107

Net income allocated to the General Partners          $  7,426    $ 12,102

Net income allocated to the Interest
     Holders                                          $363,869    $593,005

Net income per Unit outstanding (a)                   $   0.14    $   0.23

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

                     BRAUVIN HIGH YIELD FUND L.P.
                   (a Delaware limited partnership)

                   STATEMENTS OF PARTNERS' CAPITAL
         For the Period January 1, 1995 to September 30, 1996

                                       General      Interest
                                       Partners     Holders*       Total

Balance, January 1, 1995               $129,815    $20,631,058  $20,760,873

Contributions, net                           --        399,001      399,001
Selling commissions and
 other offering costs (Note 1)               --        (39,045)     (39,045)
Net income                               47,349      2,320,094    2,367,443
Cash distributions                      (52,869)    (2,600,149)  (2,653,018)
Balance, December 31, 1995              124,295     20,710,959   20,835,254

Contributions, net                           --         65,998       65,998
Selling commissions and
 other offering costs (Note 1)               --        (10,070)     (10,070)
Net income                               28,026      1,373,287    1,401,313
Cash distributions                      (26,798)    (1,321,381)  (1,348,179)
Balance, September 30, 1996            $125,523    $20,818,793  $20,944,316

 *Total Units sold at September 30, 1996 and December 31, 1995 were 2,627,503 and 2,620,903 respectively. Cash distributions to Interest Holders per Unit were $0.50 and $1.00 for the nine months ended September 30, 1996 and the year ended December 31, 1995. Cash distributions to Interest Holders per Unit are based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Interest Holders were admitted to the Partnership and additional Units were purchased through the Plan.













            See accompanying notes to financial statements.

                      BRAUVIN HIGH YIELD FUND L.P.
                    (a Delaware limited partnership)

                        STATEMENTS OF CASH FLOWS
                 For the Nine Months Ended September 30,
                                                     1996            1995
Cash flows from operating activities:
Net income                                         $1,401,313     $1,741,052
Adjustments to reconcile net income to
net cash provided by operating activities:
   Depreciation                                       289,977        289,976
   Equity interest in Brauvin High Yield
   Venture's net income                                (4,381)        (4,296)
   Equity interest in Brauvin Funds Joint
   Venture's net income                              (218,842)      (219,668)
   Equity interest in Brauvin Gwinnett County
   Venture's net income                               (37,135)       (34,844)
   Repayment from affiliate                               358             --
   Decrease in other assets                               600          6,039
   Decrease in due from affiliates                         --         12,107
   Increase in accounts payable and accrued
    expenses                                          163,645          7,259
   Increase in due to affiliates                           --            320
   Decrease in rent received in advance                (5,664)      (183,885)
Net cash provided by operating activities           1,589,871      1,614,060

Cash flows from investing activities:
Distributions from Brauvin High
   Yield Venture                                        5,400          4,649
Distributions from Brauvin Funds
   Joint Venture                                      235,200        208,250
Distributions from Brauvin Gwinnett
   County Venture                                      42,120         45,630
Cash provided by investing activities                 282,720        258,529

Cash flows from financing activities:
Sale of Units, net of liquidations, selling
 commissions and other offering costs                  56,988        267,287
Cash distributions to General Partners                (26,798)       (39,467)
Cash distributions to Interest Holders             (1,321,381)    (1,943,101)
Net cash used in financing activities              (1,291,191)    (1,715,281)
Net increase in cash and cash
equivalents                                           581,400        157,308
Cash and cash equivalents at beginning
of period                                           1,363,085      1,016,066
Cash and cash equivalents at end of period         $1,944,485     $1,173,374

             See accompanying notes to financial statements.

                   BRAUVIN HIGH YIELD FUND L.P.
                 (a Delaware limited partnership)

                   NOTES TO FINANCIAL STATEMENTS

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ORGANIZATION

   BRAUVIN HIGH YIELD FUND L.P. (the "Partnership") is a Delaware limited partnership organized for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office and industrial real estate properties predominantly subject to "triple-net" leases. The General Partners of the Partnership are Brauvin Realty Advisors, Inc., Jerome J. Brault, and David M. Strosberg. Brauvin Realty Advisors, Inc. is owned primarily by Mr. Brault (beneficially)and Mr. Cezar M. Foelich. Mr. Cezar M. Froelich resigned as an individual General Partner effective September 17,1996. Brauvin Securities, Inc., an affiliate of the General Partners, was the selling agent of the Partnership. The Partnership is managed by an affiliate of the General Partners.

   The Partnership was formed on January 6, 1987 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on September 4, 1987. The sale of the minimum of $1,200,000 of depository units representing beneficial assignments of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on November 18, 1987. The Partnership's offering closed on May 19, 1988. A total of $25,000,000 of Units were subscribed for and issued between September 4, 1987 and May 19, 1988, pursuant to the Partnership's public offering. Through September 30, 1996 and December 31, 1995, the Partnership had sold $27,922,102 and $27,816,104, of Units, respectively. These totals include $2,922,102, and $2,816,104 of Units, respectively, purchased by Interest Holders who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $1,647,070 and $1,607,070 have been purchased by the Partnership from Interest Holders liquidating their investment in the Partnership and have been retired as of September 30, 1996 and December 31, 1995, respectively. As of September 30, 1996 the Participants have acquired Units under the Plan which approximate 10% of total Units outstanding.

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

     The fair value estimates presented herein are based on information available to management as of September 30, 1996 and December 31, 1995, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

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

     An affiliate of one of the shareholders of the Corporate General Partner provided securities and real estate counsel to the Partnership.

     Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the nine months ended
September 30, 1996 and 1995 were as follows:


                                        1996               1995

         Selling commissions          $ 9,010             $29,029
         Management fees               18,860              18,643
         Reimbursable operating
           expenses                    94,674              54,000
         Legal fees                     2,545                 334


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

(5) EQUITY INVESTMENTS

 The Partnership owns equity interests in the Brauvin High Yield Venture, Brauvin Funds Joint Venture and Brauvin Gwinnett County Venture and reports its investments on the equity method. The following are condensed financial statements for the Brauvin High Yield Venture, Brauvin Funds Joint Venture and Brauvin Gwinnett County Venture:

                    BRAUVIN HIGH YIELD VENTURE

                                 September 30,       December 31,
                                    1996                 1995

Land and buildings, net            $5,072,896          $5,163,083
Other assets                            9,025              21,792

Total Assets                       $5,081,921          $5,184,875

Liabilities                        $    4,048          $    5,126
Partners' capital                   5,077,873           5,179,749

Total Liabilities and
  Partners Capital                 $5,081,921          $5,184,875



             For the nine months ended September 30,

                                       1996            1995
Rental income                        $537,179       $528,762

Expenses:
Depreciation                           90,188         90,187
Management fees                         5,581          5,319
Operating and administrative            3,286          3,615
Net income                           $438,124       $429,641

                    BRAUVIN FUNDS JOINT VENTURE

                                  September 30,      December 31,
                                      1996              1995

Land and buildings, net            $4,733,928        $4,816,500
Other assets                          331,747           284,969

Total Assets                       $5,065,675        $5,101,469

Liabilities                        $     (406)       $    2,004
Partners' capital                   5,066,081         5,099,465

Total Liabilities and
  Partners' Capital                $5,065,675        $5,101,469


                            For the nine months ended September 30,

                                       1996              1995
Rental income                        $537,725          $541,403

Expenses:
Depreciation                           82,572            82,572
Management fees                         5,061             5,110
Operating and administrative            3,476             5,419
Net income                           $446,616          $448,302

                             BRAUVIN GWINNETT COUNTY VENTURE

                              September 30,      December 31,
                                 1996               1995

Land and buildings, net            $2,342,196         $2,376,510
Other assets                           33,450             41,567

    Total Assets                   $2,375,646         $2,418,077

Liabilities                        $    1,575         $   22,702
Partners' capital                   2,374,071          2,395,375

    Total Liabilities and
    Partners' Capital              $2,375,646         $2,418,077


                         For the nine months ended September 30,

                                        1996            1995

Rental income                         $198,607        $190,751

Expenses:
Depreciation                            34,314          34,314
Management fees                          1,656           1,870
Operating and administrative             3,941           5,663

Net income                            $158,696        $148,904

(6) SUBSEQUENT EVENTS

        Investment in Joint Ventures

        On October 31, 1996, the Partnership purchased a 16% interest in a joint venture with affiliated real estate limited partnerships
(the "Bay County Venture"). The Bay County Venture acquired the land and building underlying a 6,466 square foot Blockbuster Video
Store located in Callaway, FL from an unaffiliated seller for approximately $1,015,000 plus closing costs and related fees.

        Vote of Interest Holders

        On Friday, November 8, 1996 there was a Special Meeting of Interest Holders of Brauvin High Yield Fund L.P. At this Special Meeting, the Interest Holders holding a majority of the Units approved the merger of the Partnership with and into the Brauvin Real Estate Funds L.L.C., a Delaware limited liability company (the "Purchaser"), which approval automatically resulted in the adoption of an amendment to the Partnership Agreement, to allow the Partnership to sell or lease property to affiliates. In addition, at the Special Meeting, Interest Holders holding a majority of the Units approved the adoption of an amendment to the Partnership Agreement to allow the majority vote of the Interest Holders to determine the outcome of the transaction with the Purchaser without the vote of the General Partners of the Partnership.

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

     On October 31, 1996, the Partnership purchased a 16% interest in a joint venture with affiliated real estate limited partnerships
(the "Bay County Venture"). The Bay County Venture acquired the land and building underlying a 6,466 square foot Blockbuster Video Store located in Callaway, FL from an unaffiliated seller for approximately $1,015,000 plus closing costs and related fees.

  The Partnership raised $25,000,000 through its initial offering and an additional $2,922,102 as of September 30, 1996, through Units purchased by certain Interest Holders investing their distributions of Operating Cash Flow in additional Units through the distribution reinvestment plan (the "Plan"). As of September 30, 1996, Units valued at $1,647,070 have been purchased by the Partnership from Interest Holders liquidating their original investment and such Units have been retired. The Partnership has no funds available to purchase additional property, excluding those raised through the Plan.

  Below is a table summarizing the historical data for distributions per Unit:

Distribution
  Date        1996    1995    1994     1993    1992     1991

February 15  $.2500  $.2500  $.2500   $.2500  $.2500   $.2375

May 15        .2500   .2500   .2500    .2500   .2500    .2406

August 15        --   .2500   .2500    .2500   .2563    .2438

November 15           .2625   .2625    .2563   .2438    .2375

   Future increases in the Partnership's distributions will largely depend on increased sales at the Partnership's properties resulting in additional percentage rent and, to a lesser extent on rental increases, which will occur due to increases in receipts from certain leases based upon increases in the Consumer Price Index or scheduled increases of base rent.

   During the nine months ended September 30, 1996 and the year ended December 31, 1995, the General Partners and its affiliates collected a management fee of $18,860 and $24,998, respectively and received
$26,798 and $52,869 in Operating Cash Flow distributions for the nine months ended September 30, 1996 and the year ended December 31, 1995, respectively.

   The Partnership has entered into an agreement and plan of merger dated as of June 14, 1996 (the "Merger Agreement") with Brauvin Real Estate Funds L.L.C., a Delaware limited liability company (the "Purchaser"). Pursuant to the terms of the Merger Agreement, the Partnership proposes to merge with and into the Purchaser through a merger (the "Merger") of its limited partnership interests. In connection with the Merger, the beneficial owners (the "Interest Holders") of the limited partnership interests of the Partnership (the "Units") will receive approximately $9.31 per Unit in cash. Promptly upon consummation of the Merger, the Partnership will cease to exist and the Purchaser, as the surviving entity will succeed to all of the assets and liabilities of the Partnership. The affirmative vote of the Interest Holders holding a majority of the Units was necessary to approve the Merger.

   The Partnership drafted a proxy statement, which required prior review and comment by the Securities and Exchange Commission (the "Commission"), to solicit proxies for use at a special meeting of the Interest Holders (the "Special Meeting") originally to be held at the offices of the Partnership on September 24, 1996. As a result of various legal issues, the Special Meeting was adjourned to November 8, 1996 at 9:00 a.m. The purpose of the Special Meeting was to vote upon the Merger and certain other matters as described herein.

  The Special Meeting of Interest Holders of Brauvin High Yield Fund L.P. was held on Friday, November 8, 1996 at 9:00 a.m. At this Special Meeting, the Interest Holders holding a majority of the Units approved the merger of the Partnership with and into the Purchaser. At the Special Meeting, Interest Holders holding a majority of the Units approved the adoption of an amendment to the Partnership Agreement to allow the majority vote of the Limited Partners to determine the outcome of the transaction with the Purchaser without the vote of the General Partners of the Partnership.

   By approving the Merger, the Interest Holders also approved an amendment of the Restated Limited Partnership Agreement of the Partnership, as amended (the "Partnership Agreement") allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction"). In addition, the Delaware Revised Uniform Limited Partnership Act (the "Act") provides that a merger must also be approved by the general partners of a partnership, unless the limited partnership agreement provides otherwise. The Partnership Agreement does not address this matter. Neither the Act nor the Partnership Agreement provide the Interest Holders not voting in favor of the Transaction with dissenters' appraisal rights.

   The actual redemption price will be based on the fair market value of the properties of the Partnership (the "Assets") as determined by an independent appraiser at such time as is specified in the certificate of merger (the "Effective Time"), plus all remaining cash of the Partnership (which will not include earnings after July 31, 1996, which due to the wind up and litigation costs of the Partnership are expected to be nominal), less the Partnership's actual costs incurred and accrued through the Effective Time, including reasonable reserves in connection with:
(i) the proxy solicitation; (ii) the Transaction (as detailed in the Merger Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations.

   Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets. Cushman & Wakefield was subsequently engaged to provide an opinion as to the fairness of the Transaction to the Interest Holders from a financial point of view. Cushman & Wakefield has preliminarily determined that the fair market value of the Assets of the Partnership is $23,198,450, which is approximately $8.83 per Unit. In addition, Cushman & Wakefield has finalized and issued its opinion as to the fairness of the Transaction to the Interesst Holders from a financial point of view.

   The General Partners are Jerome J. Brault, the managing general partner of the Partnership (the "Managing General Partner"), Brauvin Realty Advisors, Inc., the corporate general partner of the Partnership (the "Corporate General Partner") and David M. Strosberg. Mr. Cezar M. Froelich gave notice of his intent to resign as a General Partner of the Partnership on May 23, 1996. Pursuant to the terms of the Partnership Agreement, Mr. Froelich's resignation became effective on September 17, 1996. The General Partners will not receive any payment in exchange for the redemption of their general partnership interests nor will they receive any fees from the Partnership in connection with the Transaction.

   The Managing General Partner and his son, James L. Brault, an executive officer of the Corporate General Partner, will have a minority ownership interest in the Purchaser. Therefore, the Braults have an indirect economic interest in consummating the Transaction that is in conflict with the economic interests of the Interest Holders. Messrs. Froelich and Strosberg have no affiliation with the Purchaser.

   The Transaction is one of a series of related transactions whereby the Purchaser seeks to acquire the Assets of the Partnership and the assets, through purchase or merger, of Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III and Brauvin Corporate Lease Program IV L.P., Delaware limited partnerships affiliated with the Partnership.


   The General Partners have temporarily suspended all distributions to Interest Holders and liquidations pending consummation of the Transaction.

Results of Operations - Nine months ended September 30, 1996 and
1995.

   Results of operations for the Partnership for the nine months ended September 30, 1996 reflected net income of $1,401,313 as compared to $1,741,052 for the nine months ended September 30, 1995, a decrease of approximately $339,700. The decrease in net income is a result of an increase in expenses as a result of the Transaction.

   Total income for the nine months ended September 30, 1996 and 1995 reflected total income of approximately $1,908,800 for both periods. Total income was effected by the increase in interest income of approximately $21,300 as a result of more funds invested during 1996 however this increase in interest income was offset by a decline in percentage rent at certain of the Partnership's properties during the period ended in 1996.

   Total expenses for the nine months ended September 30, 1996 were $767,853 as compared to $426,555 for the nine months ended September 30, 1995, an increase of approximately $341,300. The increase in expenses is primarily the result of legal and other professional fees paid or accrued as a result of the Transaction. Expenses also increased in 1996 compared to 1995 due to the Partnership hiring an independent real estate company to conduct property valuations pursuant to the terms of the Prospectus.

Results of Operations - Three months ended September 30, 1996 and
1995

   Results of operations for the Partnership for the three months ended September 30, 1996 reflected net income of $371,295 as compared to $605,107 for the three months ended September 30, 1995, a decrease of approximately $233,800. The decrease in net income is a result of an increase in expenses as a result of the Transaction.

   Total income for the three months ended September 30, 1996 was $658,161 as compared to $669,136 for the three months ended September 30, 1995, a decrease of approximately $11,000. The decrease in total income was due to an decrease in rental income of approximately $17,300 as a result of certain properties earning decreased amounts of percentage rents during 1996. Partially offsetting the decline in percentage rents is an increase in interest income of approximately $6,400 which was the result of more funds invested during 1996.

   Total expenses for the three months ended September 30, 1996 were $374,812 as compared to $150,433 for the three months ended September 30, 1995, an increase of approximately $224,400. The increase in expenses is primarily the result of legal and other professional fees paid or accrued as a result of the Transaction. Expenses also increased in 1996 compared to 1995 due to the Partnership hiring an independent real estate company to conduct property valuations.

                    PART II - OTHER INFORMATION



         ITEM 1.  Legal Proceedings.

        Two legal actions, as hereinafter described, were recently filed against certain of the General Partners of the Partnership and affiliates of such General Partners, as well as, in one instance, against the Partnership on a nominal basis. Each of these actions was brought by limited partners of the Partnership. The Partnership, and/or these certain General Partners and their affiliates, deny all allegations set forth in the complaints and are vigorously defending against such claims.

            A. The Florida Lawsuit

        On September 17, 1996, a lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, styled Rebecca Scialpi and Helen Friedlander v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., and Brauvin Realty Advisors IV, Inc., James L. Brault, and Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., High Yield Fund II, L.P., Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P., Docket No. 96012807. The Partnership, along with the other partnerships proposed to be party to a merger or sale with Brauvin Real Estate Funds, L.L.C., a Delaware limited liability company (the "Purchaser"), is named as a "Nominal Defendant" in a lawsuit. Jerome J. Brault, the Managing General Partner of the Partnership, and Brauvin Realty Advisors, Inc., the Corporate General Partner of the Partnership, as well as the Corporate General Partners of certain other partnerships affiliated with the Partnership (the "Affiliated Partnership"), have been named as Defendants. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, is also named as a Defendant.

        Plaintiffs filed an amended complaint on October 8, 1996. The amended complaint alleges a purported class action consisting of claims for breach of fiduciary duties, fraud, breach of the Partnership Agreement, and civil racketeering. The amended complaint seeks injunctive relief, as well as compensatory and punitive damages, relating to the proposed transaction with the Purchaser. The Defendants have answered plaintiffs' amended complaint, and have denied each of the plaintiffs' allegations of wrongful conduct.

        On October 2, 1996, the plaintiffs in this action requested that the Circuit Court enjoin the Special Meetings of the Interest Holders and the proposed transactions with the Purchaser. This motion was denied by the Circuit Court on October 8, 1996, and the Florida appellate court denied plaintiffs' appeal of the Circuit Court's October 8, 1996 ruling.

            B. The Illinois Lawsuit

        On September 18, 1996, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois, styled M. Barbara Christman, Joseph Forte, Janet M. Toolson, John Archbold, and Ben O. Carroll v. Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., Jerome J. Brault; Brauvin Real Estate Funds, L.L.C., Docket No. 96C6025. The Partnership is not named as a Defendant in the lawsuit. Jerome J. Brault and the Corporate General Partners of the Partnership, as well as the Corporate General Partners of the Affiliated Partnerships, are named as Defendants.

        The plaintiffs filed an amended complaint on October 8, 1996, which alleges claims for breach of fiduciary duties, breaches of the Partnership Agreement, and violation of the Illinois Deceptive Trade Practices Act, 815 ILCS 505 et seq. The amended complaint seeks injunctive relief, as well as compensatory and punitive damages, relating to the proposed transaction with the Purchaser.

        On September 20, 1996, the District Court entered an order postponing until October 9, 1996 the Special Meeting of the Interest Holders of the Partnership and of the other partnerships to vote on the proposed transactions with the Purchaser, which meetings had been scheduled for September 24, 1996.

        On October 2, 1996, the District Court certified plaintiffs' proposed class as all of the Interest Holders of the Partnership and of the other Affiliated Partnerships, and appointed plaintiffs' counsel, The Mills
        Firm, as counsel for the class.   On October 2, 1996, the
        district court also conducted a hearing on plaintiffs' motion to preliminarily enjoin the Special Meetings of the Interest Holders and the proposed transaction with the Purchaser. The District Court denied plaintiffs' motion for a preliminary injunction at the conclusion of the October 2, 1996 hearing.

        On September 27, 1996, counsel for plaintiffs, The Mills Firm, mailed a solicitation to all of the Interest Holders, requesting that they revoke their previously-mailed proxies in favor of the proposed transaction with the Purchaser.
        On September 30, 1996, Jerome J. Brault and the Corporate General Partners (collectively, the "Operating General Partners") moved the District Court to invalidate revocations of proxies procured by The Mills Firm's September 27, 1996 letter on the basis that The Mills Firm's September 27, 1996 letter was materially misleading in violation of the federal securities laws and SEC proxy rules.

        On October 11, 1996, the Operating General Partners of the Partnership filed a counterclaim against plaintiffs and their counsel, The Mills Firm, alleging that plaintiffs and The Mills Firm violated the federal securities laws and SEC proxy rules by sending their September 27, 1996 letter to the Interest Holders.

        On October 10 and 11, 1996, the District Court conducted an evidentiary hearing on the motion of the Operating General Partners to invalidate revocations of proxies procured as a result of The Mills Firm's September 27, 1996 letter. In that evidentiary hearing, The Mills Firm admitted that it violated the SEC proxy rules by sending its September 27, 1996 letter to the Interest Holders without filing such letter with the SEC in violation of SEC requirements. At the conclusion of the hearing on October 10 and 11, the District Court found that the Operating General Partners have a likelihood of succeeding on the merits with respect to their claim that the September 27, 1996 letter sent to the Interest Holders by plaintiffs and The Mills Firm is false or misleading in several significant respects.

        Notwithstanding this finding, the District Court did not invalidate the revocations of proxies resulting from The Mills Firm's September 27, 1996 letter because it did not believe it possessed the authority to do so under present law. This ruling by the District Court has been appealed to the Seventh Circuit Court of Appeals. The Court of Appeals has granted the request of the Operating General Partners for an expedited hearing and the Court of Appeals has scheduled oral arguments for January 1997.

         ITEM 2.  Changes in Securities.

                 None.

         ITEM 3.  Defaults Upon Senior Securities.

                 None.

         ITEM 4.  Submission Of Matters To a Vote of Security Holders.

                 None.

         ITEM 5.  Other Information.

                 None.

         ITEM 6.  Exhibits and Reports On Form 8-K.

                 Exhibit 27.  Financial Data Schedule

                 Form 8-K.    Item 5.  Notification of the partners
                              of the legal proceedings filed
                              against the Partnership and certain
                              general partners of the Partnership
                              regarding the Transaction.  This Form
                              8-K was dated September 17, 1996 and
                              filed on September 23, 1996.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  BY: Brauvin Realty Advisors, Inc., Corporate General Partner of Brauvin High Yield
                          Fund L.P.



                       BY:/s/ Jerome J. Brault
                              Jerome J. Brault
                              Chairman of the Board of Directors,
                              President and Chief Executive Officer

                       DATE:  November 18, 1996



                       BY:/s/ B. Allen Aynessazian
                              B. Allen Aynessazian
                              Chief Financial Officer and Treasurer

                       DATE:  November 18, 1996