Form 10-Q/A
period 1996-09-30
BRAUVIN HIGH YIELD FUND L P
filed 1996-11-25
CIK 810587

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-Q/A
                        Amendment No. 1


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

                  DATE: November 21, 1996



                  BY:/s/ B. Allen Aynessazian
                       B. Allen Aynessazian
                           Chief Financial Officer and Treasurer

                  DATE: November 21, 1996