Form 10-K
period 1996-12-31
BRAUVIN HIGH YIELD FUND L P
filed 1997-04-14
CIK 810587

                        UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the fiscal year ended   December 31, 1996
                                or
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

                   BRAUVIN HIGH YIELD FUND L.P.
                   1996 FORM 10-K ANNUAL REPORT

                              INDEX
                             PART I                                   Page
Item 1. Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

Item 2. Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .6

Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 15

Item 4. Submission of Matters to a Vote of Security Holders. . . . . . 18

                             PART II

Item 5. Market for the Registrant's Units and Related
        Security Holder Matters. . . . . . . . . . . . . . . . . . . . 19

Item 6. Selected Financial Data. . . . . . . . . . . . . . . . . . . . 20

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations. . . . . . . . . . . . . . 22

Item 8. Financial Statements and Supplementary Data. . . . . . . . . . 28

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure. . . . . . . . . . . . . . 28

                             PART III

Item 10. Directors and Executive Officers of the Partnership . . . . . 29

Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . 31

Item 12. Security Ownership of Certain Beneficial Owners
         and Management. . . . . . . . . . . . . . . . . . . . . . . . 32

Item 13. Certain Relationships and Related Transactions. . . . . . . . 33

                             PART IV

Item 14. Exhibits, Financial Statements and Schedule, and
         Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . 34

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 36

                   BRAUVIN HIGH YIELD FUND L.P.
                 (a Delaware limited partnership)

                             PART I

Item 1. Business.

  Brauvin High Yield Fund L.P. (the "Partnership") is a Delaware limited partnership formed in January 1987 for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office and industrial real estate properties predominantly subject to "triple-net" leases. It was anticipated at the time the Partnership first offered its Units (as defined below) that a majority of these properties would be leased to operators of national franchise fast food restaurants, automotive services and convenience stores, as well as banks and savings and loans. The leases would provide for a base minimum annual rent and increases in rent, such as through participation in gross sales above a stated level, fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index. The Partnership sold $25,000,000 in depository units representing beneficial assignments of limited partnership interests (the "Units") commencing September 4, 1987, at $10.00 per Unit (the "Offering") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended. The
Offering closed on May 19, 1988.   An additional $2,922,102 has
been raised through the sale of additional Units pursuant to the Partnership's distribution reinvestment plan (the "Plan") through December 31, 1996. These Units were purchased from the Units reserved for the Plan after the termination of the Offering. As of December 31, 1996, $1,647,070 of Units sold through the Offering have been repurchased by the Partnership from investors liquidating their investment and have been retired. The investors in the Partnership (the "Interest Holders") share in the benefits of ownership of the Partnership's real property investments according to the number of Units each owns.

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


  A Taxable Interest Holder is defined as: (a) an Interest Holder who purchased Units from the Partnership during the Offering and who at the time of such purchase was not: (i) a Qualified Plan;
(ii) an organization (other than a cooperative described in Section 521 of the Internal Revenue Code of 1986, as amended [the "Code"]) which is exempt from tax imposed by Chapter 1 (Normal Taxes and Surtaxes) of the Code; or (iii) a foreign person or entity, unless more than 50% of the gross income derived by the foreign person or entity from the Partnership is subject to U.S. income tax; and (b) each subsequent transferee of any Units from an Interest Holder described in (a) above.

  A Tax-Exempt Interest Holder is defined as: (a) an Interest Holder who purchased Units from the Partnership during the Offering and who at the time of such purchase was: (i) a Qualified Plan; (ii) an organization (other than a cooperative described in Section 521 of the Code) which is exempt from tax imposed by Chapter 1 (Normal Taxes and Surtaxes) of the Code; or
(iii) a foreign person or entity, unless more than 50% of the gross income derived by the foreign person or entity from the Partnership is subject to U.S. income tax; (b) a Taxable Interest Holder who elects to be treated as an investor described in (a) above; and (c) each subsequent transferee of any Units from an Interest Holder described in (a) and (b) above.

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

  It was originally contemplated that the Partnership would dispose of its properties approximately six to nine years after their acquisition with a view towards liquidation of the Partnership within that period.

  In accordance therewith, the Partnership entered into an agreement and plan of merger dated as of June 14, 1996, as amended March 24, 1997 (the "Merger Agreement"), with Brauvin Real Estate Funds L.L.C., a Delaware limited liability company affiliated with certain General Partners of the Partnership (the "Purchaser"). Pursuant to the terms of the Merger Agreement, the Partnership proposes to merge with and into the Purchaser through a merger (the "Merger") of its Units. In connection with the Merger, Interest Holders will receive approximately $9.31 per Unit in cash. Promptly upon consummation of the Merger, the Partnership will cease to exist and the Purchaser, as the surviving entity, will succeed to all of the assets and liabilities of the Partnership.

  On November 8, 1996, a special meeting of the Interest Holders (the "Special Meeting") was held at the office of the Partnership where a vote of the Interest Holders was taken and the merger of the Partnership with and into the Purchaser was approved as described in the Partnership's proxy materials dated August 23, 1996. Further information regarding the Merger, as supplemented (the "Proxy"), is located in Items 3, 7 and 13 below.

  The terms of the transactions between the Partnership and affiliates of the General Partners of the Partnership are set forth in Item 13 below. Reference is hereby made to such sections for a description of such terms and transactions.

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

 Although management of the Partnership anticipates that the Merger will be consummated by the end of the second quarter of 1997, should the Merger not be completed, the General Partners of the Partnership will have to determine whether to continue its operations or attempt to sell some or all of the properties. The Partnership has and continues to compete with many other entities engaged in real estate investment activities. It is not possible for the General Partners to determine at this time what actions they will take in connection with the continuation of the Partnership should the Merger not be completed. The General Partners will evaluate factors such as the economy, the lease terms, the financial strength of the existing tenants and the ability to locate potential purchasers.

Item 2. Properties.

  The Partnership is a landlord only and does not participate in the operations of any of the properties discussed herein. All lease payments due the Partnership are current. All properties are 100% occupied and were paid for in cash, without any financing. The General Partners believe that the Partnership's properties are adequately insured.

  On October 31, 1996, the Partnership and three other affiliated public real estate limited partnerships formed a joint venture, Brauvin Bay County Venture, to purchase the land and building underlying a newly constructed Blockbuster Video store. The Partnership has a 16% equity interest in the Brauvin Bay County Venture.

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

    The following is a summary of the real estate and improvements of each of the 20 Taco Bell restaurants, 11 Ponderosa restaurants, the 49% interest in the Scandinavian Health Spa, the 1% interest in 6 Ponderosa restaurants, the two Children's World Learning Centers, the 23.4% interest in a CompUSA store and the 16.0% interest in a Blockbuster Video store purchased by the Partnership.

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

Glendale, Arizona

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

Duluth, Georgia

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

Blockbuster Video:

Callaway, Florida

  The Partnership owns a 16.0% interest in a joint venture with affiliated public real estate limited partnerships that acquired the land and building underlying a Blockbuster Video store. The property is located at 123 N. Tydall Parkway on the major arterial in the Panama City, Florida area. The property contains a 6,466 square foot building located on a 40,075 square foot parcel of land.

  The following table summarizes the operations of the Partnership's properties.

                                                BRAUVIN HIGH YIELD FUND
                                               SUMMARY OF OPERATING DATA
                                                   DECEMBER 31, 1996

                                                 PERCENT OF       1996     1996        LEASE
                                     PURCHASE      ORIGINAL      RENTAL    PERCENT    EXPIRATION        RENEWAL
        PROPERTIES                     PRICE      UNITS SOLD     INCOME    OF TOTAL    DATES             OPTIONS
49% OF 1 SCANDINAVIAN HEALTH SPA    $ 2,572,500      10.3%   $  351,270      12.2%      2009        4 FIVE YEAR OPTIONS
1% OF 6 PONDEROSA RESTAURANTS            56,850       0.2%        7,140       0.2%      2003        4 FIVE YEAR OPTIONS
23.4% OF 1 COMPUSA STORE                549,900       2.2%       61,887       2.2%      2008        4 FIVE YEAR OPTIONS
20 TACO BELL RESTAURANTS              6,770,707      27.1%    1,095,209      38.2%    2000-2006     NONE
11 PONDEROSA RESTAURANTS             10,087,611      40.3%    1,211,216      42.2%    2003          4 FIVE YEAR OPTIONS
2 CHILDREN'S WORLD LEARNING CENTERS   1,096,078       4.4%      140,611       4.9%    2003-20052    4 FIVE YEAR OPTIONS
16.0% of 1 BLOCKBUSTER
     VIDEO STORE                        162,213        .6%        2,960       0.1%       2006       3 FIVE YEAR OPTIONS
                                    $21,295,859      85.1%   $2,870,293     100.0%

<F1>
NOTE - THE FORMAT OF THIS SCHEDULE DIFFERS FROM THE INCOME STATEMENT OF THE PARTNERSHIP.
      THIS SCHEDULE ALLOCATES THE PARTNERSHIP'S SHARE OF PURCHASE PRICE AND RENTAL INCOME FROM EACH JOINT VENTURE.
      THE INCOME STATEMENT USES THE EQUITY METHOD OF ACCOUNTING, THEREFORE, NO RENTAL INCOME IS RECORDED IN THE RENTAL
      INCOME ACCOUNTS FOR THE JOINT VENTURES.

Risks of Ownership

      The possibility exists that the tenants of the Partnership's properties may be unable to fulfill their obligations pursuant to the terms of their leases, including making base rent or percentage rent payments to the Partnership. Such a default by the tenants or a premature termination of any one of the leases could have an adverse effect on the financial position of the Partnership. Furthermore, the Partnership may be unable to successfully locate a substitute tenant due to the fact that these buildings have been designed or built primarily to house a specific operation. Thus, the properties may not be readily marketable to a new tenant without substantial capital improvements or remodeling. Such improvements may require expenditure of Partnership funds otherwise available for distribution. In addition, because in excess of 40% of the Partnership's cash available for investment has been invested in properties operated as Ponderosa family restaurants and in excess of 38% of the Partnership's rental income is from properties operated as Taco Bells restaurants, the Partnership is subject to some risk of loss should adverse events affect Ponderosa or Taco Bell restaurants and in turn adversely affect the lessees' ability to pay rent to the Partnership.

Item 3. Legal Proceedings.

  Two legal actions, as hereinafter described, were filed against certain of the General Partners of the Partnership and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger. Each of these actions was brought by limited partners of the Partnership. The Partnership, and the named General Partners and their affiliates deny all allegations set forth in the complaints and are vigorously defending against such claims.

  A. The Florida Lawsuit

  On September 17, 1996, a lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, styled Rebecca Scialpi and Helen Friedlander v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., and Brauvin Realty Advisors IV, Inc., James L. Brault, and Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund II, L.P., Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P., Docket No. 96012807. The Partnership and the other affiliated partnerships named in this lawsuit (the "Affiliated Partnerships") that are proposed to be a party to a merger or sale with the Purchaser, are each named as a "Nominal Defendant" in this lawsuit. Jerome J. Brault, the Managing General Partner of the Partnership, and Brauvin Realty Advisors, Inc., the Corporate General Partner of the Partnership, as well as certain corporate general partners of the Affiliated Partnerships, have been named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome
J. Brault, is also named as a defendant.

  Plaintiffs filed an amended complaint on October 8, 1996. The amended complaint alleges a purported class action consisting of claims for breach of fiduciary duties, fraud, breach of the Agreement, and civil racketeering. The amended complaint seeks injunctive relief, as well as compensatory and punitive damages, relating to the proposed transactions with the Purchaser. The defendants have answered plaintiffs' amended complaint, and have denied each of the plaintiffs' allegations of wrongful conduct.

  On October 2, 1996, the plaintiffs in this action requested that the Circuit Court enjoin the special meetings of the limited partners and the proposed transactions with the Purchaser. This motion was denied by the Circuit Court on October 8, 1996, and the Florida appellate court denied plaintiffs' appeal of the Circuit Court's October 8, 1996 ruling. There have been no material developments with respect to this lawsuit since October 8, 1996.

  B. The Illinois Lawsuit

  On September 18, 1996, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois, styled M. Barbara Christman, Joseph Forte, Janet M. Toolson, John Archbold, and Ben O. Carroll v. Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., Jerome J. Brault; Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV L.P., Docket No. 96C6025. The Partnership and the other Affiliated Partnerships are each named as a "Nominal Defendant" in the lawsuit. Jerome J. Brault and the Corporate General Partner of the Partnership, as well as the corporate general partners of the Affiliated Partnerships, are named as defendants.

  The plaintiffs filed an amended complaint on October 8, 1996, which alleges claims for breach of fiduciary duties, breaches of the Agreement, and violation of the Illinois Deceptive Trade Practices Act, 815 ILCS 505 et seq. The amended complaint seeks injunctive relief, as well as compensatory and punitive damages, relating to the proposed transaction with the Purchaser.

  On October 2, 1996, the District Court certified plaintiffs' proposed class as all of the limited partners of the Partnership and of the Affiliated Partnerships, and appointed plaintiffs' counsel, The Mills Law Firm, as counsel for the class. On October 2, 1996, the District Court also conducted a hearing on plaintiffs' motion to preliminarily enjoin the special meetings of the limited partners and the proposed transactions with the Purchaser. The District Court denied plaintiffs' motion for a preliminary injunction at the conclusion of the October 2, 1996 hearing.

  On September 27, 1996, counsel for plaintiffs, The Mills Law Firm, mailed a solicitation to all of the Interest Holders, requesting that they revoke their previously-mailed proxies in favor of the Merger. On October 11, 1996, Jerome J. Brault and the Corporate General Partner (collectively, the "Operating General Partners") of the Partnership filed a counterclaim against plaintiffs and their counsel, The Mills Law Firm, alleging that plaintiffs and The Mills Law Firm violated the federal securities laws and proxy rules by sending their September 27, 1996 letter to the Interest Holders. The plaintiffs and The Mills Law Firm have moved to dismiss this counterclaim. The District Court has taken this motion under advisement and has yet to issue a ruling.

  On October 10 and 11, 1996, the District Court conducted an evidentiary hearing on the motion of the Operating General Partners to invalidate revocations of proxies procured as a result of The Mills Law Firm's September 27, 1996 letter. In that evidentiary hearing, The Mills Law Firm admitted that it violated the proxy rules by sending its September 27, 1996 letter to the Interest Holders without filing such letter with the Securities and Exchange Commission (the "Commission") in violation of the Commission's requirements. At the conclusion of the hearing on October 10 and 11, the District Court found that the Operating General Partners have a likelihood of succeeding on the merits with respect to their claim that the September 27, 1996 letter sent to the Interest Holders by plaintiffs and The Mills Law Firm is false or misleading in several significant respects.

  Notwithstanding this finding, the District Court did not invalidate the revocations of proxies resulting from The Mills Law Firm's September 27, 1996 letter because it did not believe it possessed the authority to do so under present law. This ruling was appealed to the Seventh Circuit Court of Appeals. The Seventh Court of Appeals subsequently dismissed this appeal on the grounds that the appeal was rendered moot by the Interest Holders' approval on November 8, 1996 of the Merger.

  On October 16, 1996 and on November 6, 1996, the parties filed cross-motions for partial summary judgement addressing the allegation in plaintiffs' amended complaint that the Agreement does not allow the Interest Holders to vote in favor of or against the proposed transaction with the Purchaser by proxy. These cross-motions for partial summary judgement were taken under advisement by the District Court, and the District Court has yet to issue a ruling.

  On April 2, 1997, the Court granted plaintiffs' leave to again amend their complaint. In their second amended complaint, plaintiffs have named the Partnership as a "Nominal Defendant." Plaintiffs have also added a new claim, alleging that the Operating General Partners violated certain of the Commission's rules (15 U.S.C. section 78n(a), 17 C.F.R. sections 240.14a-9, 140.14a-4) by making false and misleading statements in the Proxy. Plaintiffs also allege that the Operating General Partners breached their fiduciary duties, breached various provisions of the Agreement, violated the Illinois Deceptive Trade Practice Act, 815 ILCS 505 et seq., and violated section 17-305 of the Delaware Revised Uniform Limited Partnership Act. The Operating General Partners deny those allegations and will continue to vigorously defend against these claims.

  Pursuant to the Agreement and Delaware law, the Partnership will advance to the defendants their defense costs. The Corporate General Partner has agreed to repay the Partnership for the advances if it is ever determined that the parties were not entitled to receive the advances. No estimate can reasonably be made at this time of any potential liability from the litigation or the costs of defense.

Item 4.  Submission of Matters to a Vote of Security Holders.

  The Special Meeting of Interest Holders was held on Friday, November 8, 1996 at 9:00 a.m. At the Special Meeting, the Interest Holders holding a majority of the Units approved the Merger of the Partnership with and into the Purchaser. Additionally, at the Special Meeting, Interest Holders holding a majority of the Units approved the adoption of an amendment to the Agreement to allow the majority vote of the Interest Holders to determine the outcome of the transaction with the Purchaser without the vote of the General Partners of the Partnership.

                        PART II

Item 5.  Market for the Registrant's Units and Related Security
         Holder Matters.

  At December 31, 1996, there were approximately 1,837 Interest Holders in the Partnership. There is no established public trading market for Units and it is not anticipated that there will be a public market for Units. Neither the General Partners nor the Partnership are obligated, but reserve the right, to redeem or repurchase Units. Units may also be purchased by the Plan in certain instances. Any Units so purchased shall be retired. However, there is no intent to redeem or purchase Units pending the Merger.

  Pursuant to the terms of the Agreement, there are restrictions on the ability of the Interest Holders to transfer their Units.
In all cases, the General Partners must consent to the substitution of an Interest Holder.

  Cash distributions to Interest Holders for 1996, 1995 and 1994 were $1,321,381, $2,600,149 and $2,616,758, respectively. Prior to the commencement of the Partnership's proxy solicitation in August 1996, distributions were paid four times per year, within 60 days following the end of each calendar quarter. See Item 7. All distributions represent cash flow from operations. No amount distributed in 1996 was a return of capital. Pursuant to the terms of the Merger Agreement, net income after August 1, 1996 accrues to the Purchaser and, therefore, the net income through July 31, 1996 will be distributed to the Interest Holders at the time of the closing of the Merger. Since the net income of the Partnership after August 1, 1996 accrues to the Purchaser, no distributions of net income were paid to the Interest Holders for the two months of August and September 1996 and the quarter ended December 31, 1996. As a result of the delays in closing the Merger, the Purchaser has agreed to allow distributions of net income accruing from and after January 1, 1997 until the Merger is consummated. See Item 7.

Item 6. Selected Financial Data.

                        BRAUVIN HIGH YIELD FUND L.P.
               (a Delaware limited partnership)
            (Not Covered By Independent Auditor's Report)

              Years Ended December 31, 1996, 1995 and 1994

                                           1996         1995         1994
Selected Income Statement Data:
Rental Income                          $ 2,447,036   $ 2,502,755 $ 2,494,203
Interest and other Income                   88,582        63,650      27,682
Net Income                               1,836,063     2,367,443   2,296,122
Net Income Per Unit (a)                $      0.69   $      0.91 $      0.87
Selected Balance Sheet Data:

Cash and Cash Equivalents              $ 2,231,481   $ 1,363,085 $ 1,016,066
Land and Buildings                      19,322,975    19,322,975  19,322,975
Investment in Brauvin High
 Yield Venture                              32,374        33,746      34,179
Investment in Brauvin Funds
 Joint Venture                           2,450,861     2,472,647   2,494,341
Investment in Brauvin
 Gwinnett County Venture                   550,625       557,389     569,626
Investment in Brauvin Bay
 County Venture                            171,433            --          --
Total Assets                            21,553,997    20,932,600  21,010,763
Cash Distributions to
 General Partners                           26,798        52,869      53,233
Cash Distributions to
 Interest Holders (b)                    1,321,381     2,600,149   2,616,758
Cash Distributions to
 Interest Holders Per
 Unit(a)                               $      0.50    $     1.00  $     1.01

(a) Net income per Unit and cash distributions to Interest Holders per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the date Interest Holders were admitted to the Partnership and additional Units were purchased through the Plan.

(b) This includes $8,682, $9,209 and $8,342 paid to various states for income taxes on behalf of all Interest Holders for the years 1996, 1995 and 1994, respectively.

  The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

                        BRAUVIN HIGH YIELD FUND L.P.
               (a Delaware limited partnership)
            (Not Covered By Independent Auditor's Report)

                 Years Ended December 31, 1993 and 1992

                                             1993            1992

Selected Income Statement Data:
Rental Income                            $ 2,432,331     $ 2,429,983
Interest and other Income                     26,909          32,278
Net Income                                 2,189,394       2,117,417
Net Income Per Unit (a)                  $      0.84            0.82

Selected Balance Sheet Data:

Cash and Cash Equivalents                $   857,383     $ 1,065,360
Land and Buildings                        19,322,975      19,322,975
Investment in Brauvin High
 Yield Venture                                36,494          37,644
Investment in Brauvin Funds
 Joint Venture                             2,511,957       2,519,883
Investment in Brauvin
 Gwinnett County Venture                     582,573              --
Total Assets                              21,285,952      21,370,824

Cash Distributions to
 General Partners                             52,853          39,264
Cash Distributions to
 Interest Holders (b)                      2,590,902       2,560,503
Cash Distributions to
 Interest Holders Per
 Unit(a)                                  $     1.01     $      1.01

(a) Net income per Unit and cash distributions to Interest Holders per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the date Interest Holders were admitted to the Partnership and additional Units were purchased through the Plan.

(b) This includes $6,873 and $5,934 paid to various states for income taxes on behalf of all Interest Holders for the years
     1993 and 1992, respectively.

     The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

  Certain statements in this Annual Report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in this section and in the section entitled "Business." Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking stats. These statements are subject to a number of risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The Partnership undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

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

  On November 9, 1993, the Partnership purchased a 23.4% interest in a joint venture with affiliated public real estate limited partnerships (the "Venture"). The Venture acquired the land and building underlying a 25,000 square foot CompUSA computer superstore from an unaffiliated seller.

  On October 31, 1996, the Partnership purchased a 16.0% interest in a joint venture with affiliated public real estate limited partnerships (the "Bay County Venture"). The Bay County Venture purchased real property upon which a newly constructed Blockbuster Video store is operated. The property contains a 6,466 square foot building located on a 40,075 square foot parcel of land.

  The Partnership raised $25,000,000 through its initial offering and an additional $2,922,102, as of December 31, 1996, through Units purchased by certain Interest Holders investing their distributions of Operating Cash Flow in additional Units through the Plan, which process continued until the proxy solicitation process began. As of December 31, 1996, Units valued at $1,647,070 have been repurchased by the Partnership from Interest Holders liquidating their original investment and have been retired. The Partnership has no funds available to purchase additional property, excluding those raised through the Plan.

  Below is a table summarizing the four year historical data for distribution rates per unit:

Distribution
    Date         1997      1996     1995      1994

February 15               $.2500   $.2500    $.2500
May 15                     .2500    .2500     .2500
August 15                     --    .2500     .2500
November 15                   --    .2500     .2625

   Should the Merger not occur, future increases in the Partnership's distributions will largely depend on increased sales at the Partnership's properties resulting in additional percentage rent and, to a lesser extent on rental increases, which will occur due to increases in receipts from certain leases based upon increases in the Consumer Price Index or scheduled increases of base rent.

   During the years ended December 31, 1996 and 1995, the General Partners and its affiliates collected management fees of $24,994 and $24,998, respectively, and received $26,798 and $52,869 in Operating Cash Flow distributions for the years ended December 31, 1996 and 1995, respectively.

   Pursuant to the terms of the Merger Agreement, the Interest Holders will receive approximately $9.31 per Unit in cash. Promptly upon consummation of the Merger, the Partnership will cease to exist and the Purchaser, as the surviving entity will succeed to all of the assets and liabilities of the Partnership. The Interest Holders holding a majority of the Units approved the Merger on November 8, 1996.

   The Partnership drafted a proxy statement, which required prior review and comment by the Commission, to solicit proxies for use at the Special Meeting originally scheduled to be held at the offices of the Partnership on September 24, 1996. As a result of various legal issues, as described in Item 3, the Special Meeting was adjourned to November 8, 1996 at 9:00 a.m. The purpose of the Special Meeting was to vote upon the Merger and certain other matters as described in the Proxy.

   By approving the Merger, the Interest Holders also approved an amendment to the Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction"). The Delaware Revised Uniform Limited Partnership Act (the "Act") provides that a merger must also be approved by the general partners of a partnership, unless the limited partnership agreement provides otherwise. Because the Agreement did not address this matter, at the Special Meeting, Interest Holders holding a majority of the Units were also asked to approve the adoption of an amendment to the Agreement to allow the majority vote of the Interest Holders to determine the outcome of the transaction with the Purchaser without the vote of the General Partners of the Partnership. Neither the Act nor the Agreement provides the Interest Holders not voting in favor of the Transaction with dissenters' appraisal rights.

   The redemption price to be paid to the Interest Holders in connection with the Merger is based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. Cushman & Wakefield determined the fair market value of the Assets to be $23,198,450, or $8.83 per Unit. The redemption price of $9.31 per Unit also includes all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time at the filing of the certificate of merger, including reasonable reserves in connection with: (i) the proxy solicitation;
(ii) the Transaction (as detailed in the Merger Agreement); and
(iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations.

   Cushman & Wakefield subsequently provided an opinion as to the fairness of the Transaction to the Interest Holders from a financial point of view. In its opinion, Cushman & Wakefield advised that the price per Unit reflected in the Transaction is fair, from a financial point of view, to the Interest Holders. Cushman & Wakefield's determination that a price is "fair" does not mean that the price is the highest price which might be obtained in the marketplace, but rather that based on the appraised values of the Assets, the price reflected in the Transaction is believed by Cushman & Wakefield to be reasonable.

   In addition to Mr. Jerome J. Brault, the Managing General Partner of the Partnership, and Brauvin Realty Advisors, Inc., the Corporate General Partner of the Partnership, Mr. David M. Strosberg is also an Individual General Partner of the Partnership. Mr. Cezar M. Froelich resigned his position as an Individual General Partner of the Partnership effective as of September 17, 1996. The General Partners will not receive any payment in exchange for the redemption of their general partnership interests nor will they receive any fees from the Partnership in connection with the Transaction.

   The Managing General Partner and his son, James L. Brault, an executive officer of the Corporate General Partner, will have a minority ownership interest in the Purchaser. Therefore, the Messrs. Brault have an indirect economic interest in consummating the Transaction that is in conflict with the economic interests of the Interest Holders. Messrs. Froelich and Strosberg have no affiliation with the Purchaser.

   Although the Special Meeting was held and the necessary approvals received, the Merger has not been completed primarily due to the lawsuits that are still pending. The Operating General Partners believe that these lawsuits are without merit, and therefore, continue to vigorously defend against them. The Purchaser is aware of these lawsuits and is nonetheless willing to proceed with the Merger, subject to the satisfaction of its due diligence as outlined below.

   Following receipt of Interest Holder approval, representatives of the Purchaser commenced in earnest the finalization of the Purchaser's financing and its due diligence review of the assets of the Partnership and those of the Affiliated Partnerships. The due diligence process has revealed certain concerns relating to potential environmental problems at some of the properties of the Partnership and the Affiliated Partnerships. The due diligence review has also raised questions regarding the interpretation of certain terms in the leases governing some of the Partnership's and the Affiliated Partnerships' properties. A very significant tenant is interpreting certain purchase options contained in its leases in a way that would cause the value of the properties leased by such tenant to be significantly below the current appraised value. Members of management of the Partnership and the Affiliated Partnerships have been working diligently with the Purchaser to assess these risks and to resolve them in a way that will allow the Merger and the related transactions to be consummated without any changes to the terms or the Merger price.

   In accordance with the terms of the Merger Agreement, the Operating General Partners suspended all distributions to Interest Holders, however, as a result of the unforeseen delays brought about by the litigation and the due diligence issues highlighted above, the Operating General Partners felt it was appropriate that an earnings distribution be made to the Interest Holders. Although the terms of the Merger Agreement provide that the Assets being acquired by the Purchaser in connection with the Merger include all earnings of the Partnership from and after August 1, 1996, the Purchaser has agreed to allow the Partnership to make distributions to the Interest Holders of net earnings for the period from and after January 1, 1997 until the Merger is consummated. In exchange, the Partnership has agreed to extend the termination date of the Merger Agreement to June 30, 1997 to allow the Purchaser time to complete its due diligence. Notwithstanding the extension of the termination date, the Partnership and the Purchaser continue to work through the due diligence issues outlined above, with the intent of closing the Merger as soon as possible. Net earnings accruing after March 31, 1997 through the closing date will be included with the final cash distribution to the Interest Holders from the Merger.

   A distribution of the Partnership's net earnings for the period January 1, 1997 to March 31, 1997 was made to the Interest Holders on March 31, 1997 in the amount of approximately $597,600.

Results of Operations - Years ended December 31, 1996 and 1995

   Results of operations for the Partnership for the year ended December 31, 1996 reflected net income of $1,836,063 as compared to $2,367,443 for the year ended December 31, 1995, a decrease of approximately $531,400. The decrease in net income resulted from the increase in expenses as a result of the property valuations and the Transaction.

   Total income for the year ended December 31, 1996 was $2,535,618 as compared to $2,566,405 for the year ended December 31, 1995, a decrease of approximately $30,800. Total income was effected by an increase in interest income as a result of the Partnership having more funds invested during 1996, however this increase in interest income was offset by a decline in percentage rent at certain of the Partnership's properties during 1996.

   Total expenses for the year ended December 31, 1996 were $1,047,225 as compared to $545,438 for the year ended December 31, 1995, an increase of approximately $501,800. The increase in expenses is primarily the result of: (i) legal and other professional fees paid or accrued as a result of the Transaction and
(ii) the Partnership hiring an independent real estate company to conduct property valuations to provide a valuation of the Units to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended.

Results of Operations - Years ended December 31, 1995 and 1994

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

Results of Operations - Years ended December 31, 1994 and 1993

   Results of operations for 1994 reflected net income of $2,296,122. Net income for 1994 increased by approximately $107,000 over 1993 due primarily to increased percentage rent revenue of approximately $58,000 and an increase in the equity interest in Brauvin Gwinnett County Venture's net income of approximately
$45,000.

Other Information

   On March 15, 1989, Mr. David M. Strosberg resigned as an employee of the Corporate General Partner and certain affiliates of the Corporate General Partner. Currently, Mr. Strosberg remains an Individual General Partner of the Partnership. The remaining General Partners do not believe that Mr. Strosberg's lack of involvement has had an adverse effect, and should not in the future have any adverse effect, on the operations of the Partnership.

Impact of Inflation

   The Partnership anticipates that the operations of the Partnership will not be significantly impacted by inflation. To offset any potential adverse effects of inflation, the Partnership entered into "triple-net" leases with the tenant being responsible for all operating expenses, insurance and real estate taxes. In addition, several of the leases require escalations of rent based upon increases in the Consumer Price Index, scheduled increases of base rents, or tenant sales.

Item 8. Financial Statements and Supplementary Data.

   See Index of Financial Statements and Schedule on Page F-1 of this Annual Report on Form 10-K for financial statements and financial statement schedule, where applicable.

   The supplemental financial information specified in Item 302 of Regulation S-K is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   During the Partnership's two most recent fiscal years, there have been no changes in, or disagreements with, the accountants.

                        PART III
Item 10. Directors and Executive Officers of the Partnership.

  The General Partners of the Partnership are:
         Brauvin Realty Advisors, Inc., an Illinois corporation
         Mr. Jerome J. Brault, individually
         Mr. David M. Strosberg, individually

  Brauvin Realty Advisors, Inc. was formed under the laws of the State of Illinois in 1986, with its issued and outstanding shares being owned by Messrs. Jerome J. Brault (beneficially) (44%), Cezar
M. Froelich (44%) and David M. Strosberg (12%).

  The principal officers and directors of the Corporate General
Partner are:

  Mr. Jerome J. Brault . . . .Chairman of the Board of Directors,
                              President, Chief Executive Officer
                              and Director

  Mr. B. Allen Aynessazian. . Treasurer and Chief Financial
                              Officer

  Mr. James L. Brault . . . . Vice President and Secretary

  The business experience during the past five years of the General Partners and the principal officers and directors of the Corporate General Partner are as follows:

  MR. JEROME J. BRAULT (age 63) chairman of the board of directors, president and chief executive officer of the Corporate General Partner, as well as a principal shareholder of the Corporate General Partner. He is an officer of Brauvin Real Estate Funds, L.L.C. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of six other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

  MR. CEZAR M. FROELICH (age 51) is a principal with the Chicago law firm of Shefsky & Froelich Ltd., which acted as counsel to the General Partners, the Partnership and certain of their affiliates. His practice has been primarily in the fields of securities and real estate and he has acted as legal counsel to various public and private real estate limited partnerships, mortgage pools and real estate investment trusts. Mr. Froelich is a shareholder in Brauvin Management Company and Brauvin Financial Inc. Mr. Froelich resigned as a director of the Corporate General Partner in December 1994 and as an Individual General Partner effective as of September 17, 1996.

  MR. JAMES L. BRAULT (age 36) is a vice president and secretary and is responsible for the overall operations of the Corporate General Partner and other affiliates of the Corporate General Partner. He is an officer of Brauvin Real Estate Funds, L.L.C. He is an officer of various Brauvin entities which act as the general partners of six other publicly registered real estate programs. Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary for Brauvin Net Lease V, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

  MR. B. ALLEN AYNESSAZIAN (age 32) is the treasurer and chief financial officer of the Corporate General Partner and other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin publicly registered real estate programs. He is also the chief financial officer of Brauvin Net Lease V, Inc. He is responsible for the overall financial accounting of Brauvin Management Company, Brauvin Financial, Inc. and related partnerships. He is also responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in August 1996. Prior to that time, he was the chief financial officer of Giordano's Enterprises, a privately held, 40-restaurant, family-style pizza chain in the Chicago metropolitan area where he worked since 1989. While at Giordano's, Mr. Aynessazian was responsible for all accounting functions, lease negotiations and financings of new restaurants, equipment and general corporate debt. From 1987 to 1989, Mr. Aynessazian worked in the accounting compliance and tax department of KPMG Peat Marwick. Mr. Aynessazian is a certified public accountant.

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

  The General Partners are entitled to receive Acquisition Fees for services rendered in connection with the selection, purchase, construction or development of any property by the Partnership whether designated as real estate commissions, acquisition fees, finders' fees, selection fees, development fees, construction fees, non-recurring management fees, consulting fees or any other similar fees or commissions, however treated for tax or accounting purposes. Aggregate Acquisition Fees payable to all persons in connection with the purchase of Partnership properties may not exceed such compensation as is customarily charged in arm's-length transactions by others rendering similar services as an ongoing public activity in the same geographic locale and for comparable properties. The aggregate Acquisition Fees to be paid to the General Partners and their affiliates shall not exceed 4-1/2% of the gross proceeds of the Offering. In addition, an additional Acquisition Fee may be paid to the General Partners and its affiliates to the extent of excess working capital reserves (as defined). No acquisition fees were paid in 1995 or 1994. An acquisition fee of $8,588 was paid in 1996 related to the Bay County Venture purchase.

  An affiliate of the General Partners may provide leasing and re-leasing services to the Partnership in connection with the management of Partnership properties. The maximum property management fee to the General Partners or their affiliates shall be equal to 1% of the gross revenues of each Partnership property or interest therein; however, the receipt of such property management fees by the General Partners or their affiliates is subordinated to the receipt by the Limited Partners of a 10% non-cumulative, non-compounded annual return on Adjusted Investment. In 1996, 1995 and 1994, the Partnership paid management fees of $24,994, $24,998 and $25,596, respectively, to affiliates of the General Partners.

 (c, d, e & f) Not applicable.

 (g) The Partnership has no employees and pays no employee or director compensation.

 (h & i)       Not applicable.

 (j)           Compensation Committee Interlocks and Insider
               Participation. Since the Partnership has no employees, it did not have a compensation committee and is not responsible for the payment of any compensation.

 (k)           Not applicable.

 (l)           Not applicable.

 The following is a summary of all fees, commissions and other expenses paid or payable to the General Partners or their affiliates for the years ended December 31, 1996, 1995 and 1994:

                                    1996      1995       1994

 Selling commissions               $ 9,010   $34,935   $33,388
 Management fees                    24,994     24,998   25,596
 Reimbursable operating expenses   118,764     69,808   74,400
 Legal fees                          2,737        349    4,370
 Acquisition fees                    8,588         --       --
 Transaction costs                  10,854         --       --

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

 (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

 (b) One of the Individual General Partners of the Partnership purchased $5,000 of the Units. No officers or directors of the Corporate General Partner own any Units.




                                       Amount and
    Title                               Nature of   Percentage
     of          Name and Address     Beneficial       Of
    Class       of Beneficial Owners   Ownership      Class

    Units       David M. Strosberg       $5,000       0.02%
               320 W. Illinois #C-221
                Chicago, IL 60610

    (c) Other than as described in the Proxy, the Partnership is not aware of any arrangement, the operations of which may result in a change of control of the Partnership.

   No officer or director of the Corporate General Partner possesses a right to acquire beneficial ownership of Units of the Partnership. The General Partners will share in the profits, losses and distributions of the Partnership as outlined in Item 11, "Executive Compensation."

Item 13. Certain Relationships and Related Transactions.

 (a & b) The Partnership is entitled to engage in various transactions involving affiliates of the Corporate General Partner, as described in the section of the Partnership's Prospectus, as supplemented, entitled "Compensation Table" and "Conflicts of Interest" at pages 11 to 16 and the section of the Agreement entitled "Rights, Duties and Obligations of General Partners" at pages A-19 to A-25 of the Agreement. The relationship of the Corporate General Partner to its affiliates is set forth in Item 10. Cezar M. Froelich is a principal of the law firm of Shefsky & Froelich Ltd., which firm acted as securities and real estate counsel to the Partnership and certain of their respective affiliates.

 (c)   No management persons are indebted to the Partnership.

 (d)   There have been no transactions with promoters.

                              PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on
         Form 8-K.

(a)  The following documents are filed as part of this report:

 (1) (2)    Financial Statements and Schedule indicated in Part II,
            Item 8 "Financial Statements and Supplementary Data."
            (See Index to Financial Statements and Schedule on page F-1 of Form 10-K).

 (3)        Exhibits required by the Securities and Exchange
            Commission Regulation S-K Item 601:

   (10)(d)    First Amendment and Waiver to Agreement and Plan of Merger.

   (21)       Subsidiaries of the Registrant.

   (27)       Financial Data Schedule.

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

(b) Form 8-K.    On November 8, 1996, the vote of the Interest
    Holders was taken and resulted in approval of the merger of the Partnership per the terms of the Proxy. This Form 8-K was dated and filed on November 8, 1996.

(c) An annual report for the fiscal year 1996 will be sent to the Interest Holders subsequent to this filing.

  The following exhibits are incorporated by reference to the Registrant's fiscal year ended December 31, 1994 Form 10-K (File No. 0-17557):

   Exhibit No.         Description

   (10)(b)(1)          Management Agreement

   (28) Pages 9-16 of the Partnership's Prospectus dated September 4, 1987 as supplemented, and pages A-12 to A-17 and A-19 to A-25 of the Agreement.


  The following exhibits are incorporated by reference to the Registrant's definitive proxy statement dated August 23, 1996 (File No. 0-17557):

   Exhibit No.         Description

   (10)(c)             Merger Agreement.

                        SIGNATURES

In accordance with Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     BRAUVIN HIGH YIELD FUND L.P.

                     BY: Brauvin Realty Advisors, Inc.
                        Corporate General Partner

                         By:/s/ Jerome J. Brault
                             Jerome J. Brault
                             Chairman of the Board of Directors,
                             President and Chief Executive Officer

                         By:/s/ B. Allen Aynessazian

                             B. Allen Aynessazian
                             Chief Financial Officer and Treasurer

                         By:/s/ James L. Brault
                              James L. Brault
                              Vice President and Secretary


                        INDIVIDUAL GENERAL PARTNERS


                        /s/ Jerome J. Brault
                                   Jerome J. Brault



                                   David M. Strosberg
DATED: 4/10/97

             INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                     Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . .      F-2

Financial Statements:

  Balance Sheets, December 31, 1996 and 1995 . . . . . . . . . .      F-3

  Statements of Operations, for the years ended
  December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . .      F-4

  Statements of Partners' Capital, for the years ended
  December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . .      F-5

  Statements of Cash Flows, for the years ended
  December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . .      F-6

  Notes to Financial Statements. . . . . . . . . . . . . . . . .      F-7

Schedule III -- Real Estate and Accumulated
  Depreciation, December 31, 1996. . . . . . . . . . . . . . . .      F-29

All other schedules provided for in Item 14(a)(2) of Form 10-K are either not required, or are inapplicable, or immaterial.

                    INDEPENDENT AUDITORS' REPORT

To the Partners
Brauvin High Yield Fund L.P.
Chicago, Illinois

We have audited the accompanying balance sheets of Brauvin High Yield Fund L.P. (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index to Financial Statements and Schedule on page F-1. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Brauvin High Yield Fund L.P. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                   /s/ DELOITTE & TOUCHE LLP


Chicago, Illinois
February 10, 1997
(April 2, 1997 as to Note 7)

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

                        BALANCE SHEETS

                                          December 31,   December 31,
                                              1996           1995
ASSETS
Investment in real estate, at cost:
   Land                                       $  5,768,768  $ 5,768,768
   Buildings                                    13,554,207   13,554,207
                                                19,322,975   19,322,975
   Less: Accumulated depreciation               (3,238,758)  (2,852,122)
   Net investment in real estate                16,084,217   16,470,853

Investment in Joint Ventures (Note 6):
   Brauvin High Yield Venture                       32,374       33,746
   Brauvin Funds Joint Venture                   2,450,861    2,472,647
   Brauvin Gwinnett County Venture                 550,625      557,389
   Brauvin Bay County Venture                      171,433           --
Cash and cash equivalents                        2,231,481    1,363,085
Due from affiliates                                     20          358
Prepaid offering costs                              15,703       16,763
Other assets                                        17,283       17,759
       Total Assets                            $21,553,997  $20,932,600

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and accrued
 expenses                                      $    29,018   $   10,443
Rent received in advance                           144,365       86,903
       Total Liabilities                           173,383       97,346

PARTNERS' CAPITAL:
General Partners                                   134,218      124,295
Interest Holders                                21,246,396   20,710,959

       Total Partners' Capital                  21,380,614   20,835,254

       Total Liabilities and
        Partners' Capital                      $21,553,997  $20,932,600

            See accompanying notes to financial statements



                   BRAUVIN HIGH YIELD FUND L.P.
                 (a Delaware limited partnership)

                      STATEMENTS OF OPERATIONS
                 For the years ended December 31,

                                   1996        1995           1994
INCOME
Rental                          $2,447,036   $2,502,755    $2,494,203
Interest and other                  88,582       63,650        27,682
     Total income                2,535,618    2,566,405     2,521,885

EXPENSES
General and administrative         189,729      133,805       129,068
Management fees (Note 3)            24,994       24,998        25,596
Transaction costs (Note 7)         356,850           --            --
Valuation fees                      89,016           --            --
Depreciation                       386,636      386,635       386,636
Amortization of deferred
 organization costs and
 other assets                           --           --        24,345
     Total expenses              1,047,225      545,438       565,645
Income before equity interest
 in joint ventures               1,488,393    2,020,967     1,956,240

Equity Interest in Joint
 Ventures' Net Income:
Brauvin High Yield Venture           5,828        5,967         5,585
Brauvin Funds Joint Venture        291,814      291,906       291,084
Brauvin Gwinnett County
 Venture                            49,396       48,603        43,213
Brauvin Bay County Venture             632           --            --

Net Income                      $1,836,063   $2,367,443    $2,296,122

Net income allocated to the
 General Partners               $   36,721   $   47,349    $   45,922

Net income allocated to the
 Interest Holders               $1,799,342   $2,320,094    $2,250,200
Net income per
 Unit outstanding (a)           $     0.69   $     0.91    $     0.87

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

           See accompanying notes to financial statements

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

                STATEMENTS OF PARTNERS' CAPITAL
       For the years ended December 31, 1996, 1995 and 1994


                               General      Interest
                              Partners      Holders *       Total

BALANCE at January 1, 1994    $ 137,126    $20,971,637   $21,108,763

Contributions, net                   --         63,295        63,295
Selling commissions and other
 offering costs                      --        (37,316)      (37,316)
Net income                       45,922      2,250,200     2,296,122
Cash distributions              (53,233)    (2,616,758)   (2,669,991)
Balance, December 31, 1994      129,815     20,631,058    20,760,873

Contributions, net                   --        399,001       399,001
Selling commissions and
 other offering costs                --        (39,045)      (39,045)
Net income                       47,349      2,320,094     2,367,443
Cash distributions              (52,869)    (2,600,149)   (2,653,018)
Balance, December 31, 1995      124,295     20,710,959    20,835,254

Contributions, net                   --         67,546        67,546
Selling commissions and other
 offering costs                      --        (10,070)      (10,070)
Net income                       36,721      1,799,342     1,836,063
Cash distributions              (26,798)    (1,321,381)   (1,348,179)
Balance, December 31, 1996    $ 134,218    $21,246,396   $21,380,614


* Total Units outstanding at December 31, 1996, 1995 and 1994 were 2,627,503, 2,620,903 and 2,581,003, respectively. Cash distributions to Interest Holders per Unit were approximately, $0.50, $1.00 and $1.01 for the years ended December 31, 1996, 1995 and 1994, respectively. Cash distributions to Interest Holders per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Interest Holders were admitted to the Partnership and additional Units were purchased through the Plan.




           See accompanying notes to financial statements

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

                   STATEMENTS OF CASH FLOWS
         For the years ended December 31, 1996, 1995 and 1994

                                            1996         1995        1994
Cash Flows From Operating  Activities:
Net income                                $1,836,063  $2,367,443  $2,296,122
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization               386,636     386,635     410,981
 Equity interest in Brauvin High
  Yield Venture's net income                  (5,828)     (5,967)     (5,585)
 Equity interest in Brauvin Funds Joint
  Venture's net income                      (291,814)   (291,906)   (291,084)
 Equity interest in Brauvin Gwinnett
  County Venture's net income                (49,396)    (48,603)    (43,213)
 Equity interest in Brauvin Bay County
        Venture's net income                    (632)         --          --
 Repayment from (advances to)affiliates          338      11,793     (11,633)
 Decrease (increase) in other assets             476     (11,720)     (2,282)
 Increase (decrease) in accounts payable
   and accrued expenses                       18,575      (4,209)    (46,141)
 Decrease in due to affiliates                    --      (2,859)     (1,286)
 Increase (decrease) in rent received
   in advance                                 57,462    (145,476)    120,128
Net cash provided by operating
 activities                                1,951,880   2,255,131   2,426,007

Cash Flows From Investing Activities:
Distributions from Brauvin High
 Yield Venture                                 7,200       6,400       7,900
Distributions from Brauvin Funds
 Joint Venture                               313,600     313,600     308,700
Distributions from Brauvin Gwinnett
 County Venture                               56,160      60,840      56,160
Investment in Brauvin Bay County
 Venture                                    (170,801)         --          --

Net cash provided by investing
 activities                                  206,159     380,840     372,760

Cash Flows From Financing Activities:
Sale of Units, net of liquidations, selling
 commissions and other offering costs         58,536     364,066      29,907
Cash distributions to General Partners       (26,798)    (52,869)    (53,233)
Cash distributions to Interest Holders    (1,321,381) (2,600,149) (2,616,758)
Net cash used in financing activities     (1,289,643) (2,288,952) (2,640,084)
Net increase in cash and cash
 equivalents                                 868,396     347,019     158,683
Cash and cash equivalents at beginning
 of year                                   1,363,085   1,016,066     857,383
Cash and cash equivalents at end
 of year                                  $2,231,481  $1,363,085  $1,016,066


                 See accompanying notes to financial statements

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

                   NOTES TO FINANCIAL STATEMENTS
       For the years ended December 31, 1996, 1995 and 1994


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION

 BRAUVIN HIGH YIELD FUND L.P. (the "Partnership") is a Delaware limited partnership organized for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office and industrial real estate properties predominantly subject to "triple-net" leases. The General Partners of the Partnership are Brauvin Realty Advisors, Inc., Jerome J. Brault and David M. Strosberg. Brauvin Realty Advisors, Inc. is owned primarily by Messrs. Brault (beneficially)(44%) and Froelich (44%). Mr. Froelich resigned as a director of the Corporate General Partner in December 1994 and as an individual General Partner effective as of September 17, 1996. Brauvin Securities, Inc., an affiliate of the General Partners, was the selling agent of the Partnership. The Partnership is managed by an affiliate of the General Partners.

 The Partnership was formed on January 6, 1987 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on September 4, 1987. The sale of the minimum of $1,200,000 of depository units representing beneficial assignments of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on November 18, 1987. The Partnership's offering closed on May 19, 1988. A total of $25,000,000 of Units were subscribed for and issued between September 4, 1987 and May 19, 1988, pursuant to the Partnership's public offering. Through December 31, 1996, 1995 and 1994 the Partnership had sold $27,922,102, $27,816,104 and $27,410,356 of Units, respectively.
These totals include $2,922,102, $2,816,104 and $2,410,356 of Units, respectively, purchased by Interest Holders who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $1,647,070, $1,607,070 and $1,595,070 have been repurchased by the Partnership from Interest Holders liquidating

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

            NOTES TO FINANCIAL STATEMENTS - CONTINUED
       For the years ended December 31, 1996, 1995 and 1994

their investment in the Partnership and have been retired as of December 31, 1996, 1995 and 1994, respectively. As of December 31, 1996, the Plan participants have acquired Units under the Plan which approximate 10% of total Units outstanding.

 The Partnership has acquired the land and buildings underlying 20 Taco Bell restaurants, 11 Ponderosa restaurants and two Children's World Learning Centers. The Partnership also acquired 1%, 49%, 23.4% and 16% equity interests in four joint ventures with three entities affiliated with the Partnership. These ventures own the land and buildings underlying six Ponderosa restaurants, a Scandinavian Health Spa, a CompUSA store and a Blockbuster Video store, respectively.

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

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

            NOTES TO FINANCIAL STATEMENTS - CONTINUED
       For the years ended December 31, 1996, 1995 and 1994

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

 In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at December 31, 1996 and 1995. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the years ended December 31, 1996 and 1995.

 Investment in Joint Ventures

 The Partnership owns a 1% equity interest in Brauvin High Yield Venture, which owns the land and building underlying six Ponderosa restaurants; a 49% equity interest in Brauvin Funds Joint Venture, which owns the land and building underlying a Scandinavian Health Spa; a 23.4% equity interest in Brauvin Gwinnett County Venture,

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

            NOTES TO FINANCIAL STATEMENTS - CONTINUED
       For the years ended December 31, 1996, 1995 and 1994

which owns the land and building underlying a CompUSA store; and a 16% equity interest in Brauvin Bay County Venture which owns the land and building underlying a Blockbuster Video store. The accompanying financial statements include the investments in Brauvin High Yield Venture, Brauvin Funds Joint Venture, Brauvin Gwinnett County Venture and Brauvin Bay County Venture, using the equity method of accounting.

 Organization Costs and Prepaid Offering Costs

 Organization costs represent costs incurred in connection with the organization and formation of the Partnership. Organization costs were amortized over a period of five years using the straight-line method.

 Prepaid offering costs represent amounts in excess of the defined percentages of the gross proceeds. Prior to the commencement of the Partnership's proxy solicitation (see Note 7), gross proceeds were expected to increase due to the purchase of additional Units through the Plan and the prepaid offering costs would be transferred to offering costs and treated as a reduction in Partners' Capital.

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

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

            NOTES TO FINANCIAL STATEMENTS - CONTINUED
        For the years ended December 31, 1996, 1995 and 1994

judgement is necessarily required in interpreting market data to develop estimates of fair value.

 The fair value estimates presented herein are based on information available to management as of December 31, 1996, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

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

 The net proceeds of a sale or refinancing of a Partnership property shall be distributed as follows:

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

            NOTES TO FINANCIAL STATEMENTS - CONTINUED
     For the years ended December 31, 1996, 1995 and 1994

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

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

            NOTES TO FINANCIAL STATEMENTS - CONTINUED
        For the years ended December 31, 1996, 1995 and 1994

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

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

            NOTES TO FINANCIAL STATEMENTS - CONTINUED
       For the years ended December 31, 1996, 1995 and 1994

 The Partnership pays an affiliate of the General Partners an acquisition fee in the amount of up to 4.5% of the gross proceeds of the Partnership's offering for the services rendered in connection with the process pertaining to the acquisition of a property. Acquisition fees related to the properties not ultimately purchased by the Partnership are expensed as incurred.

 Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the years ended December 31, 1996, 1995 and 1994 were as follows:

                              1996          1995         1994

Selling commissions        $ 9,010       $34,935      $33,388
Management fees             24,994        24,998       25,596
Reimbursable operating
  expenses                 118,764        69,808       74,400
Legal fees                   2,737           349        4,370
Acquisition fees             8,588            --           --
Transaction costs           10,854            --           --

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

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

            NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the years ended December 31, 1996, 1995 and 1994


  The following is a schedule of noncancelable future minimum rental payments due to the Partnership under operating leases of Partnership properties as of December 31, 1996:

Year ending December 31:

  1997                           $ 2,154,301
  1998                             2,154,301
  1999                             2,154,301
  2000                             2,109,387
  2001                             1,886,663
  Thereafter                       3,358,654
                                 $13,817,607

  Additional rent based on percentages of tenant sales increases was $296,269, $354,310 and $347,616, in 1996, 1995 and 1994,
respectively.

  Approximately 42% and 39% of the Partnership's rental income is from properties operated as Ponderosa and Taco Bell restaurants, respectively. The Partnership is subject to some risk of loss should adverse events affect those Ponderosa and Taco Bell restaurants and, in turn, adversely affect the lessees' ability to pay rent to the Partnership.

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

            NOTES TO FINANCIAL STATEMENTS - CONTINUED
        For the years ended December 31, 1996, 1995 and 1994


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

(6) INVESTMENT IN JOINT VENTURES

  The Partnership owns equity interests in the Brauvin High Yield Venture, Brauvin Funds Joint Venture, Brauvin Gwinnett County Venture and Brauvin Bay County Venture and reports its investments on the equity method. The following are condensed financial statements for the Brauvin High Yield Venture, Brauvin Funds Joint Venture, Brauvin Gwinnett County Venture and Brauvin Bay County
Venture:

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the years ended December 31, 1996, 1995 and 1994


                   BRAUVIN HIGH YIELD VENTURE

                           December 31,              December 31,
                               1996                      1995

Land and buildings, net    $5,042,833                  $5,163,083
Other assets                   18,144                      21,792
                           $5,060,977                  $5,184,875

Liabilities                $   18,442                  $    5,126
Partners' capital           5,042,535                   5,179,749
                           $5,060,977                  $5,184,875


                    Years Ended December 31,

                            1996          1995           1994

Rental and other income   $714,260     $728,839      $690,061

Expenses:
 Depreciation              120,250      120,251       120,250
 Management fees             7,413        7,133         7,055
 Operating and
  administrative             3,811        4,772         4,223
                           131,474      132,156       131,528

Net Income                $582,786     $596,683      $558,533

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

          NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the years ended December 31, 1996, 1995 and 1994

                   BRAUVIN FUNDS JOINT VENTURE

                           December 31,              December 31,
                               1996                      1995

Land and buildings, net     $4,706,404                 $4,816,500
Other assets                   348,975                    284,969
                            $5,055,379                 $5,101,469

Liabilities                 $      374                 $    2,004
Partners' capital            5,055,005                  5,099,465
                            $5,055,379                 $5,101,469


                                     Year Ended December 31,

                                1996        1995         1994
Rental and other income      $716,981     $720,088     $714,588
Expenses:
 Depreciation                 110,096      110,096      110,096
 Management fees                6,752        6,838        6,763
 Operating and
  administrative                4,593        7,429        3,682
                              121,441      124,363      120,541

Net Income                   $595,540     $595,725     $594,047

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

             NOTES TO FINANCIAL STATEMENTS - CONTINUED
        For the years ended December 31, 1996, 1995 and 1994

                 BRAUVIN GWINNETT COUNTY VENTURE

                           December 31,              December 31,
                               1996                      1995

Land and buildings, net      $2,330,758               $2,376,510
Other assets                     59,531                   41,567
                             $2,390,289               $2,418,077

Liabilities                  $   23,820               $   22,702
Partners' capital             2,366,469                2,395,375
                             $2,390,289               $2,418,077

                                 Years Ended December 31,
                                    1996           1995           1994

Rental and other income           $264,475       $264,248       $241,451
Expenses:
 Depreciation                       45,752         45,752         45,752
 Management fees                     2,520          2,497          2,520
 Operating and
  administrative                     5,109          8,292          8,510
                                    53,381         56,541         56,782

Net Income                        $211,094       $207,707       $184,669

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

            NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the years ended December 31, 1996, 1995 and 1994

                   BRAUVIN BAY COUNTY VENTURE

                           December 31, 1996


Land and buildings, net           $1,069,277
Other assets                          13,531
                                  $1,082,808

Liabilities                       $    1,155
Partners' capital                  1,081,653
                                  $1,082,808


                                Period from
                              October 31, 1996
                               (inception) to
                                 December 31,
                                    1996

Rental income                     $18,502

Expenses:
 Depreciation                       2,898
 Management fees                      191
 Operating and administrative      11,463
                                   14,552

Net Income                        $ 3,950

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED
        For the years ended December 31, 1996, 1995 and 1994

(7)  MERGER AND LITIGATION

     Merger

  Pursuant to the terms of an agreement and plan of merger dated as of June 14, 1996, as amended March 24, 1997 (the "Merger Agreement"), the Partnership proposes to merge with and into Brauvin Real Estate Funds L.L.C., a Delaware limited liability company (the "Purchaser"), affiliated with certain of the General Partners through a merger (the "Merger") of its Units. Promptly upon consummation of the Merger, the Partnership will cease to exist and the Purchaser, as the surviving entity, will succeed to all of the assets and liabilities of the Partnership. The Interest Holders holding a majority of the Units approved the Merger on November 8, 1996. By approving the Merger, the Interest Holders also approved an amendment to the Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction").

  The redemption price to be paid to the Interest Holders in connection with the Merger is based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. Cushman & Wakefield determined the fair market value of the Assets to be $23,198,450, or $8.83 per Unit. The redemption price of $9.31 per Unit also includes all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time at the filing of the certificate of merger, including reasonable reserves in connection with: (i) the proxy solicitation;

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

             NOTES TO FINANCIAL STATEMENTS - CONTINUED
        For the years ended December 31, 1996, 1995 and 1994

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

  The Merger has not been completed primarily due to certain litigation, as described below, that is still pending. The Operating General Partners (as defined below) believe that these lawsuits are without merit and, therefore, continue to vigorously defend against them. The Purchaser is aware of these lawsuits and is nonetheless willing to proceed with the Merger, subject to the satisfaction of its due diligence as outlined below.

  Following receipt of Interest Holder approval, the Purchaser commenced the finalization of the Purchaser's financing and its due diligence review of the assets of the Partnership and those of the Affiliated Partnerships (as defined below). The due diligence process has revealed certain concerns relating to potential environmental problems at some of the properties of the Partnership and the Affiliated Partnerships. The due diligence review has also raised questions regarding the interpretation of certain terms in the leases governing some of the Partnership's and the Affiliated Partnerships' properties. A very significant tenant is interpreting certain purchase options contained in its leases in a way that would cause the value of the properties leased by such tenant to be significantly below the current appraised value. Members of management of the Partnership and the Affiliated Partnerships have been working diligently with the Purchaser to assess these risks and to resolve them in a way that will allow the

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

            NOTES TO FINANCIAL STATEMENTS - CONTINUED
        For the years ended December 31, 1996, 1995 and 1994

Merger and the related transactions to be consummated without any changes to the terms or the Merger price.

  In accordance with the terms of the Merger Agreement, the Operating General Partners suspended all distributions to Interest Holders; however, as a result of the unforeseen delays brought about by the litigation and the due diligence issues highlighted above, the Operating General Partners felt it was appropriate that an earnings distribution be made to the Interest Holders. Although the terms of the Merger Agreement provide that the Assets being acquired by the Purchaser in connection with the Merger include all earnings of the Partnership from and after August 1, 1996, the Purchaser has agreed to allow the Partnership to make distributions to the Interest Holders of net earnings for the period from and after January 1, 1997 until the Merger is consummated. In exchange, the Partnership has agreed to extend the termination date of the Merger Agreement to June 30, 1997 to allow the Purchaser time to complete its due diligence. Notwithstanding the extension of the termination date, the Partnership and the Purchaser continue to work through the due diligence issues outlined above, with the intent of closing the Merger as soon as possible.

  A distribution of the Partnership's net earnings for the period January 1, 1997 to March 31, 1997 was made to the Interest Holders on March 31, 1997 in the amount of approximately $597,600. Net earnings accruing after March 31, 1997 through the closing date will be included with the final cash distribution to the Interest Holders from the Merger.

Litigation

  Two legal actions, as hereinafter described, were filed against certain of the General Partners of the Partnership and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger. Each of these actions was brought by Interest Holders of the Partnership. The Partnership

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

            NOTES TO FINANCIAL STATEMENTS - CONTINUED
         For the years ended December 31, 1996, 1995 and 1994

and the named General Partners and their affiliates, deny all allegations set forth in the complaints and are vigorously defending against such claims.

  A. The Florida Lawsuit

  On September 17, 1996, a lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, styled Rebecca Scialpi and Helen Friedlander v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., and Brauvin Realty Advisors IV, Inc., James L. Brault, and Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund II, L.P., Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P., Docket No. 96012807. The Partnership and the other affiliated partnerships named in this lawsuit (the "Affiliated Partnerships") that are proposed to be a party to a merger or sale with the Purchaser, are each named as a "Nominal Defendant" in this lawsuit. Jerome J. Brault, the Managing General Partner of the Partnership, and Brauvin Realty Advisors, Inc., the Corporate General Partner of the Partnership, as well as certain corporate general partners of the Affiliated Partnerships, have been named as defendants. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, is also named as a defendant.

  The plaintiffs filed an amended complaint on October 8, 1996. The amended complaint alleges a purported class action consisting of claims for breach of fiduciary duties, fraud, breach of the Agreement, and civil racketeering. The amended complaint seeks injunctive relief, as well as compensatory and punitive damages, relating to the proposed transactions with the Purchaser. The defendants have answered plaintiffs' amended complaint, and have denied each of the plaintiffs' allegations of wrongful conduct.

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

            NOTES TO FINANCIAL STATEMENTS - CONTINUED
        For the years ended December 31, 1996, 1995 and 1994

  On October 2, 1996, the plaintiffs in this action requested that the Circuit Court enjoin the special meetings of the limited partners and the proposed transactions with the Purchaser. This motion was denied by the Circuit Court on October 8, 1996, and the Florida appellate court denied plaintiffs' appeal of the Circuit Court's October 8, 1996 ruling. There have been no material developments with respect to this lawsuit since October 8, 1996.

  B. The Illinois Lawsuit

  On September 18, 1996, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois, styled M. Barbara Christman, Joseph Forte, Janet M. Toolson, John Archbold, and Ben O. Carroll v. Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., Jerome J. Brault; Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV L.P., Docket No. 96C6025. The Partnership and the Affiliated Partnerships are each named as a "Nominal Defendant" in the lawsuit. Jerome J. Brault and the Corporate General Partner of the Partnership, as well as the corporate general partners of the Affiliated Partnerships, are named as defendants.

  The plaintiffs filed an amended complaint on October 8, 1996, which alleges claims for breach of fiduciary duties, breaches of the Agreement, and violation of the Illinois Deceptive Trade Practices Act. The amended complaint seeks injunctive relief, as well as compensatory and punitive damages, relating to the proposed transaction with the Purchaser.

  On October 2, 1996, the District Court certified plaintiffs' proposed class as all of the Interest Holders of the Partnership and the limited partners of the Affiliated Partnerships, and appointed

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED
        For the years ended December 31, 1996, 1995 and 1994

plaintiffs' counsel, The Mills Law Firm, as counsel for the class. On October 2, 1996, the District Court also conducted a hearing on plaintiffs' motion to preliminarily enjoin the special meetings of the limited partners and the proposed transactions with the Purchaser. The District Court denied plaintiffs' motion for a preliminary injunction at the conclusion of the October 2, 1996 hearing.

  On September 27, 1996, counsel for plaintiffs, The Mills Law
Firm, mailed a solicitation to all of the Interest Holders, requesting that they revoke their previously-mailed proxies in favor of the Merger. On October 11, 1996, the Operating General Partners filed a counterclaim against plaintiffs and their counsel, The Mills Law Firm, alleging that plaintiffs and The Mills Law Firm violated the federal securities laws and proxy rules by sending their September 27, 1996 letter to the Interest Holders. The plaintiffs and The Mills Law Firm have moved to dismiss this counterclaim. The District Court has taken this motion under advisement and has yet to issue a ruling.

  On October 10 and 11, 1996, the District Court conducted an evidentiary hearing on the motion of the Operating General Partners to invalidate revocations of proxies procured as a result of The Mills Law Firm's September 27, 1996 letter. In that evidentiary hearing, The Mills Law Firm admitted that it violated the proxy rules by sending its September 27, 1996 letter to the Interest Holders without filing such letter with the Commission in violation of the Commission's requirements. At the conclusion of the hearing on October 10 and 11, the District Court found that the Operating General Partners have a likelihood of succeeding on the merits with respect to their claim that the September 27, 1996 letter sent to the Interest Holders by plaintiffs and The Mills Law Firm is false or misleading in several significant respects.

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

            NOTES TO FINANCIAL STATEMENTS - CONTINUED
        For the years ended December 31, 1996, 1995 and 1994

  Notwithstanding this finding, the District Court did not invalidate the revocations of proxies resulting from The Mills Law Firm's September 27, 1996 letter because it did not believe it possessed the authority to do so under present law. This ruling was appealed to the Seventh Circuit Court of Appeals. The Seventh Court of Appeals subsequently dismissed this appeal on the grounds that the appeal was rendered moot by the Interest Holders' approval on November 8, 1996 of the Merger.

  On October 16, 1996 and on November 6, 1996, the parties filed cross-motions for partial summary judgement addressing the allegation in plaintiffs' amended complaint that the Agreement does not allow the Interest Holders to vote in favor of or against the proposed transaction with the Purchaser by proxy. These cross-motions for partial summary judgement were taken under advisement by the District Court, and the District Court has yet to issue a ruling.

  On April 2, 1997, the Court granted plaintiffs' leave to again amend their complaint. In their second amended complaint, plaintiffs have named the Partnership as a "Nominal Defendant." Plaintiffs have also added a new claim, alleging that the Operating General Partners violated certain of the Commission rules by making false and misleading statements in the Proxy. Plaintiffs also allege that the Operating General Partners breached their fiduciary duties, breached various provisions of the Agreement, violated the Illinois Deceptive Trade Practice Act, and violated section 17-305 of the Delaware Revised Uniform Limited Partnership Act. The Operating General Partners deny those allegations and will continue to vigorously defend against these claims.

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED
        For the years ended December 31, 1996, 1995 and 1994

  Pursuant to the Agreement and Delaware law, the Partnership will advance to the defendants their defense costs. The Corporate General Partner has agreed to repay the Partnership for the advances if it is ever determined that the parties were not entitled to receive the advances. No estimate can reasonably be made at this time of any potential liability from the litigation or the costs of defense.

                                                              SCHEDULE III
                                                      BRAUVIN HIGH YIELD FUND L.P.
                                                    (a Delaware limited partnership)

                                                REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                           DECEMBER 31, 1996
                                                                            Gross Amount at Which Carried
                                            Initial Cost (a)                  at  Close of Period (b)
                                             Buildings,                         Buildings,
                                              Personal       Cost of             Personal
                                             Property and  Subsequent          Property and              Accumulated      Date
   Description   Encumbrances(c)  Land      Improvements Improvements   Land   Improvements Total(a)     Depreciation    Acquired
Taco Bells             $0         $2,245,312  $5,239,062   $0        $2,245,312 $ 5,239,062  $  7,484,374  $1,334,505   12/87-2/88
Ponderosas              0          3,167,168   7,390,057    0         3,167,168   7,390,057    10,557,225   1,716,985   9/88-11/89
Children's World
Learning Centers        0            356,288     831,338    0           356,288     831,338     1,187,626     168,741         7/89
Unallocated additional
 Acquisition Fee        0                  0      93,750    0                 0      93,750        93,750      18,527  11/90-12/90
                       $0         $5,768,768 $13,554,207   $0        $5,768,768 $13,554,207  $ 19,322,975  $3,238,758

<F1>
NOTES:
   (a)  The cost of this real estate is $19,322,975  for tax purposes (unaudited).  The buildings are depreciated over approximately 35 years using the straight line method.  The properties were constructed between 1969 and 1986.
   (b)  The following schedule summarizes the changes in the Partnership's real estate and accumulated depreciation balances:

         Real estate                                                1996          1995            1994
          Balance at beginning of year                         $19,322,975    $19,322,975     $19,322,975
          Additions-land, buildings and improvements                     0              0               0
          Balance at end of year                               $19,322,975    $19,322,975     $19,322,975

         Accumulated depreciation                                  1996          1995             1994
          Balance at beginning of year                         $ 2,852,122    $ 2,465,487     $ 2,078,851
          Provision for depreciation                               386,636        386,635         386,636
          Balance at end of year                               $ 3,238,758    $ 2,852,122     $ 2,465,487

<F2>
   (c)  Encumbrances - Brauvin High Yield Fund L.P. did not borrow cash in order to purchase its properties.  100% of the land and buildings were paid for with funds contributed by the Interest Holders.

                             EXHIBITS

                                TO

                   BRAUVIN HIGH YIELD FUND L.P.
                      FORM 10-K ANNUAL REPORT
                        FOR THE YEAR ENDED
                         DECEMBER 31, 1996

                           EXHIBIT INDEX


Exhibit (10) (d)        First Amendment and Waiver to Agreement
                        and Plan of Merger


Exhibit (21)            Subsidiaries of the Registrant

Exhibit (27)            Financial Data Schedule

                        EXHIBIT (10) (d)

                    FIRST AMENDMENT AND WAIVER
                                to
                   AGREEMENT AND PLAN OF MERGER


  This Amendment and Waiver (the "Amendment") is made and entered into as of March 24, 1997, by and among BRAUVIN HIGH YIELD FUND L.P., a Delaware limited partnership ("Brauvin I"), BRAUVIN HIGH YIELD FUND L.P. II, a Delaware limited partnership ("Brauvin II"), BRAUVIN INCOME PLUS L.P. III, a Delaware limited partnership ("Brauvin III; and together with Brauvin I and Brauvin II, being sometimes collectively referred to as the "Brauvin Partnerships") and BRAUVIN REAL ESTATE FUNDS, L.L.C., a Delaware limited liability company (the "Merger Company").

                          R E C I T A L S

  WHEREAS, the Brauvin Partnerships and the Merger Company have entered into an Agreement and Plan of Merger, dated as of June 14, 1996 (the "Merger Agreement");

  WHEREAS, the assets being acquired by the Merger Company in connection with the Transaction include all earnings of the Brauvin Partnerships from and after August 1, 1996;

  WHEREAS, unforeseen events have led to the delay in the consummation of the Transaction contemplated by the Merger
Agreement;

  WHEREAS, the Brauvin Partnerships have requested that certain funds constituting earnings accrued after August 1, 1996 and currently being held by the Brauvin Partnerships be released to the limited partners of the Brauvin Partnerships;

  WHEREAS, the Merger Company has agreed to allow for the release of certain funds on the condition that the Brauvin Partnerships agree to extend the Termination Date as set forth in the Merger
Agreement; and

  WHEREAS, as a result of the foregoing, the Brauvin Partnerships and the Merger Company desire to amend the Merger Agreement in certain respects and to waive certain provisions thereof as set forth below.

  NOW, THEREFORE, in consideration of the premises and the mutual covenants contained herein, the parties agree as follows, each intending to be legally bound as and to the extent herein provided.

       1. Definitions. Capitalized terms used but not otherwise defined herein are used herein as defined in the Merger Agreement. Each reference in the Merger Agreement to "Merger Agreement," "this Agreement" or words of like import, shall, unless the context otherwise requires, be deemed to refer to the Merger Agreement as amended hereby.

       2.     Amendments.

       (a) Section 2.1.2 of the Merger Agreement is hereby deleted and restated in its entirety as follows:

         "General Partner Interest.  The general partner interests
       held by: Brauvin Realty Advisors, Inc., Jerome J. Brault and David M. Strosberg (the "Brauvin I GPs") in Brauvin I; Brauvin Realty Advisors II, Inc., Jerome J. Brault and David M. Strosberg (the "Brauvin II GPs") in Brauvin II; and Brauvin Realty Advisors III, Inc. and Jerome J. Brault (the "Brauvin III GPs" and together with the Brauvin I GPs and the Brauvin II GPs, the "Brauvin GPs") in Brauvin III shall all be cancelled and extinguished and no consideration shall be paid therefor."

       (b)    The definition of "Brauvin I Unit Value" as set forth in
Section 9.2 of the Merger Agreement is hereby deleted and restated in its entirety as follows:

         "'Brauvin I Unit Value' means an amount which is equal to the quotient obtained by dividing (i) the difference between (A) the sum of (1) the fair market value of substantially all of Brauvin I's real estate related assets, including the value of Brauvin I's interest, if any, in joint ventures owning real estate (as determined by Cushman & Wakefield or other independent appraiser), and (2) Brauvin I's Available Cash and
       (B) the sum of (1) the costs of the Transaction to Brauvin I to the extent not otherwise deducted in computing Available Cash and not previously paid, (2) other liabilities of Brauvin I not otherwise deducted in computing Available Cash and not otherwise included in costs of the Transaction and (3) the earnings of Brauvin I from August 1, 1996 through December 31, 1996 by (ii) the number of Brauvin I Units."

       (c)    The definition of "Brauvin II Unit Value" as set forth in
Section 9.2 of the Merger Agreement is hereby deleted and restated in its entirety as follows:

         "'Brauvin II Unit Value' means an amount which is equal to the quotient obtained by dividing (i) the difference between
       (A) the sum of (1) the fair market value of substantially all of Brauvin II's real estate related assets, including the value of Brauvin II's interest, if any, in joint ventures owning real estate (as determined by Cushman & Wakefield or other independent appraiser), and (2) Brauvin II's Available Cash and
       (B) the sum of (1) the costs of the Transaction to Brauvin II to the extent not otherwise deducted in computing Available Cash and not previously paid, (2) other liabilities of Brauvin II not otherwise deducted in computing Available Cash and not otherwise included in costs of the Transaction and (3) the earnings of Brauvin II from August 1, 1996 through December 31, 1996 by (ii) the number of Brauvin II Units."

       (d) The definition of "Brauvin III Unit Value" as set forth in Section 9.2 of the Merger Agreement is hereby deleted and restated in its entirety as follows:

         "'Brauvin III Unit Value' means an amount which is equal to the quotient obtained by dividing (i) the difference between
       (A) the sum of (1) the fair market value of substantially all of Brauvin III's real estate related assets, including the value of Brauvin III's interest, if any, in joint ventures owning real estate (as determined by Cushman & Wakefield or other independent appraiser), and (2) Brauvin III's Available Cash and
       (B) the sum of (1) the costs of the Transaction to Brauvin III to the extent not otherwise deducted in computing Available Cash and not previously paid, (2) other liabilities of Brauvin III not otherwise deducted in computing Available Cash and not otherwise included in costs of the Transaction and (3) the earnings of Brauvin III from August 1, 1996 through December 31, 1996 by (ii) the number of Brauvin III Units."

       (e)    The definition of "Termination Date" as set forth in
Section 9.2 of the Merger Agreement is hereby deleted and restated in its entirety as follows:

         "'Termination Date' means June 30, 1997."

       3.  Waiver.

       (a) In connection with the amendments set forth in Sections 2(b), (c) and (d) above, the Merger Company waives compliance with
Section 7.3.10 of the Merger Agreement to allow the Brauvin
Partnerships to make distributions of earnings with respect to Units, for earnings received from and after January 1, 1997 through the Effective Time.

       (b) The Merger Company acknowledges that it has been fully informed of certain actions, suits and proceedings that have been commenced against the Brauvin Partnerships and certain of their Affiliates seeking to restrain in certain material respects the Transaction and seeking material damages in connection therewith. The absence of such actions, suits and proceedings is a condition precedent to the obligations of the Merger Company as set forth in
Section 7.3.5 of the Merger Agreement. The Merger Company hereby waives compliance with Section 7.3.5 of the Merger Agreement with respect to such actions, suits and proceedings that have been brought as of the date hereof.

No other waiver of any other filings or other term or condition of the Merger Agreement, express or implied, should be inferred from the foregoing waivers.

       4. Construction. The Article and Section headings of this Amendment are for convenience of reference only and do not form a part hereof and do not in any way modify, interpret or construe the intentions of the parties.

       5. Effectiveness. The effectiveness of this Amendment is subject to receipt by the parties hereto of counterparts of this Amendment executed by each party (whether on the same or different counterparts).

       6. Binding Amendment. This Amendment shall be binding upon and inure to the benefit of the parties and their respective successors and permitted assigns.

       7. Governing Law. THIS AMENDMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS, AND NOT THE LAW OF CONFLICTS, OF THE STATE OF ILLINOIS.

       8. Counterparts. This Amendment may be executed in one or more counterparts, and all such counterparts shall constitute one and the same instrument.
                 [Signatures on following pages.]

  IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the day and year first above written.


                        Brauvin Partnerships:

                        BRAUVIN HIGH YIELD FUND L.P.,
                        a Delaware limited partnership

                        By:  Brauvin Realty Advisors, Inc.,
                             an Illinois corporation
                           Its: Corporate General Partner

                             By:  /s/ Jerome J. Brault
                             Its: President


                        BRAUVIN HIGH YIELD FUND L.P. II,
                        a Delaware limited partnership

                        By:  Brauvin Realty Advisors II, Inc.,
                             an Illinois corporation

                           Its: Corporate General Partner

                             By:  /s/ Jerome J. Brault
                             Its: President



                        BRAUVIN INCOME PLUS L.P. III,
                        a Delaware limited partnership

                        By:  Brauvin Realty Advisors III, Inc.,
                             an Illinois corporation

                           Its: Corporate General Partner

                             By:  /s/ Jerome J. Brault
                             Its: President

                        Merger Company:

                        BRAUVIN REAL ESTATE FUNDS, L.L.C.,
                        a Delaware limited liability company

                        By:  Brauvin Realty Estate Funds, Inc.,
                             an Illinois corporation

                          Its: Manager

                             By:   /s/James L. Brault
                             Its: President

Exhibit 21

Name of Subsidiary                            State of Formation

Brauvin High Yield Venture                           Illinois

Brauvin Funds Joint Venture                          Illinois

Brauvin Gwinnett County Venture                      Illinois

Brauvin Bay County Venture                           Illinois