Form 10-Q
period 1997-03-31
BRAUVIN HIGH YIELD FUND L P
filed 1997-05-15
CIK 810587

                        UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q



[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended   March 31, 1997

                                or

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

                              INDEX

                                                                  Page
PART I  Financial Information

Item 1. Financial Statements . . . . . . . . . . . . . . . . . . .  3

        Balance Sheets at March 31, 1997 and
        December 31, 1996. . . . . . . . . . . . . . . . . . . . .  4

        Statements of Operations for the three months
        ended March 31, 1997 and 1996. . . . . . . . . . . . . . .  5

        Statements of Partners' Capital for the period
        January 1, 1996 to March 31, 1997. . . . . . . . . . . . .  6

        Statements of Cash Flows for the three months
        ended March 31, 1997 and 1996. . . . . . . . . . . . . . .  7

        Notes to Financial Statements. . . . . . . . . . . . . . .  8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . . . . .  28

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  35

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . .  39

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . .  39

Item 4. Submissions of Matters to a Vote of
        Security Holders . . . . . . . . . . . . . . . . . . . . .  39

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . .  39

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  39

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  40

                  PART I - FINANCIAL INFORMATION


ITEM 1. Financial Statements

  Except for the December 31, 1996 Balance Sheet, the following Balance Sheet as of March 31, 1997, Statements of Operations for the three months ended March 31, 1997 and 1996, Statements of Partners' Capital for the period January 1, 1996 to March 31, 1997 and Statements of Cash Flows for the three months ended March 31, 1997 and 1996 for Brauvin High Yield Fund L.P. (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1996 Annual Report on Form 10-K.

                   BRAUVIN HIGH YIELD FUND L.P.
                 (a Delaware limited partnership)

                         BALANCE SHEETS

                                                March 31,     December 31,
                                                  1997           1996
ASSETS
Investment in real estate, at cost:
   Land                                        $ 5,768,768    $ 5,768,768
   Buildings                                    13,554,207     13,554,207
                                                19,322,975     19,322,975
  Less: Accumulated depreciation                (3,335,417)    (3,238,758)
   Net investment in real estate                15,987,558     16,084,217

Investment in Joint Ventures (Note 5):
   Brauvin High Yield Venture                       32,044         32,374
   Brauvin Funds Joint Venture                   2,445,936      2,450,861
   Brauvin Gwinnett County Venture                 547,859        550,625
   Brauvin Bay County Venture                      170,336        171,433

Cash and cash equivalents                        2,250,043      2,231,481
Due from affiliates                                     --             20
Prepaid offering costs                              15,703         15,703
Other assets                                           249         17,283
  Total Assets                                 $21,449,728    $21,553,997

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and accrued
 expenses                                      $    23,864    $    29,018
Due to affiliates                                       20             --
Rent received in advance                           136,636        144,365
  Total Liabilities                                160,520        173,383

PARTNERS' CAPITAL:
General Partners                                   144,342        134,218
Interest Holders                                21,144,866     21,246,396

  Total Partners' Capital                       21,289,208     21,380,614

  Total Liabilities and
   Partners' Capital                           $21,449,728    $21,553,997

           See accompanying notes to financial statements.

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

                    STATEMENTS OF OPERATIONS
              For the Three Months Ended March 31,

                                                1997           1996
INCOME:
Rental                                         $598,148       $584,877
Interest                                         30,963         19,453
Other                                                92             97
     Total income                               629,203        604,427

EXPENSES:
General and administrative                       55,074         34,053
Management fees (Note 3)                          6,588          6,133
Transaction costs (Note 6)                       50,075             --
Valuation fees                                       --         42,600
Depreciation                                     96,659         96,659
     Total expenses                             208,396        179,445

Income before equity interest in
  joint ventures                                420,807        424,982

Equity Interest in Joint Venture's
     Net Income:
  Brauvin High Yield Venture                      1,470          1,419
  Brauvin Funds Joint Venture                    68,575         72,991
  Brauvin Gwinnett County Venture                12,444         12,440
  Brauvin Bay County Venture                      2,903             --

Net income                                     $506,199       $511,832

Net income allocated to the General
  Partners                                     $ 10,124       $ 10,237

Net income allocated to the Interest
  Holders                                      $496,075       $501,595

Net income per Unit outstanding (a)            $   0.19       $   0.19

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

             See accompanying notes to financial statements

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

                STATEMENTS OF PARTNERS' CAPITAL
        For the Period January 1, 1996 to March 31, 1997

                                      General     Interest
                                      Partners    Holders *     Total

Balance at January 1, 1996             $124,295  $20,710,959  $20,835,254
Contributions, net                           --       67,546       67,546
Selling commissions and
 other offering costs                        --      (10,070)     (10,070)
Net income                               36,721    1,799,342    1,836,063
Cash distributions                      (26,798)  (1,321,381)  (1,348,179)
Balance, December 31, 1996              134,218   21,246,396   21,380,614

Net income                               10,124      496,075      506,199
Cash distributions                           --     (597,605)    (597,605)

Balance, March 31, 1997                $144,342  $21,144,866  $21,289,208




* Total Units outstanding at March 31, 1997 and December 31, 1996 were 2,627,503. Cash distributions to Interest Holders per Unit were approximately $0.23 and $0.50 for the three months ended March 31, 1997 and the year ended December 31, 1996, respectively. Cash distributions to Interest Holders per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Interest Holders were admitted to the Partnership and additional Units were purchased through the Plan.








         See accompanying notes to financial statements.

                  BRAUVIN HIGH YIELD FUND L.P.

                 (a Delaware limited partnership)

                     STATEMENTS OF CASH FLOWS
                  For Three Months Ended March 31,

                                                      1997        1996
Cash flows from operating activities:
Net income                                          $506,199   $  511,832
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                       96,659       96,659
  Equity interest in Brauvin High
    Yield Venture's net income                        (1,470)      (1,419)
  Equity interest in Brauvin Funds
    Joint Venture's net income                       (68,575)     (72,991)
  Equity interest in Brauvin Gwinnett
    County Venture's net income                      (12,444)     (12,440)
  Equity interest in Brauvin Bay
     County Venture's net income                      (2,903)          --
  Repayment from affiliates                               20          358
  Decrease (increase) in other assets                 17,034         (809)
  (Decrease) increase in accounts payable
    and accrued expenses                              (5,154)         547
  Increase in due to affiliates                           20           --
  Decrease in rent received in advance                (7,729)      (4,567)
Net cash provided by operating activities            521,657      517,170

Cash flows from investing activities:
Distributions from Brauvin High Yield Venture          1,800        1,800
Distributions from Brauvin Funds Joint Venture        73,500       78,400
Distributions from Brauvin Gwinnett
  County Venture                                      15,210       14,040
Distributions from Brauvin Bay County Venture          4,000           --
Net cash provided by investing activities             94,510       94,240

Cash flows from financing activities:
Sale of Units, net of liquidations, selling
  commissions and other offering costs                    --       56,988
Cash distributions to General Partners                    --      (13,455)
Cash distributions to Interest Holders              (597,605)    (659,129)
Net cash used in financing activities               (597,605)    (615,596)
Net increase (decrease) in cash and
 cash equivalents                                     18,562       (4,186)
Cash and cash equivalents at beginning
  of period                                        2,231,481    1,363,085
Cash and cash equivalents at end of period        $2,250,043   $1,358,899

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

 The Partnership was formed on January 6, 1987 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on September 4, 1987. The sale of the minimum of $1,200,000 of depository units representing beneficial assignments of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on November 18, 1987. The Partnership's offering closed on May 19, 1988. A total of $25,000,000 of Units were subscribed for and issued between September 4, 1987 and May 19, 1988, pursuant to the Partnership's public offering. Through March 31, 1997 and December 31, 1996 the Partnership had sold $27,922,102 of Units. This total includes $2,922,102 of Units purchased by Interest Holders who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $1,647,070 have been repurchased by the Partnership from Interest Holders liquidating their investment in the Partnership and have been retired as of March 31, 1997 and December 31, 1996. As of March 31, 1997, the Plan participants

                  BRAUVIN HIGH YIELD FUND L.P.

                 (a Delaware limited partnership)

             NOTES TO FINANCIAL STATEMENTS-CONTINUED

have acquired Units under the Plan which approximate 10% of total
Units outstanding.

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

                  BRAUVIN HIGH YIELD FUND L.P.

                 (a Delaware limited partnership)

             NOTES TO FINANCIAL STATEMENTS-CONTINUED

amounts representing withholding from distributions paid to partners.

 Investment in Real Estate

 The operating properties acquired by the Partnership are stated at cost including acquisition costs. Depreciation expense is computed on a straight-line basis over approximately 35 years.

 In 1995, the Partnership adopted Statement of Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at March 31, 1997 and December 31, 1996. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the three months ended March 31, 1997 and 1996.

 Investment in Joint Ventures

 The Partnership owns a 1% equity interest in Brauvin High Yield Venture, which owns the land and building underlying six Ponderosa restaurants; a 49% equity interest in Brauvin Funds Joint Venture, which owns the land and building underlying a Scandinavian Health Spa; a 23.4% equity interest in Brauvin Gwinnett County Venture, which owns the land and building underlying a CompUSA store; and a 16% equity interest in Brauvin Bay County Venture which owns the land and building underlying a Blockbuster Video store. The accompanying financial statements include the investments in Brauvin High Yield Venture, Brauvin Funds Joint Venture, Brauvin Gwinnett County Venture and Brauvin Bay County Venture, using the equity method of accounting.

                  BRAUVIN HIGH YIELD FUND L.P.

                 (a Delaware limited partnership)

             NOTES TO FINANCIAL STATEMENTS-CONTINUED

 Organization Costs and Prepaid Offering Costs

 Organization costs represent costs incurred in connection with the organization and formation of the Partnership. Organization costs were amortized over a period of five years using the straight-line method.

 Prepaid offering costs represent amounts in excess of the defined percentages of the gross proceeds. Prior to the commencement of the Partnership's proxy solicitation (see Note 6), gross proceeds were expected to increase due to the purchase of additional Units through the Plan and the prepaid offering costs would be transferred to offering costs and treated as a reduction in Partners' Capital.

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

 The fair value estimates presented herein are based on information available to management as of March 31, 1997, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the

                  BRAUVIN HIGH YIELD FUND L.P.

                 (a Delaware limited partnership)

             NOTES TO FINANCIAL STATEMENTS-CONTINUED

estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

 The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; due to/from affiliates; accounts payable and accrued expenses; and rents received in advance.

     Reclassifications

     Certain reclassifications have been made to the 1996 financial statements to conform to classifications adopted in 1997.

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

                  BRAUVIN HIGH YIELD FUND L.P.

                 (a Delaware limited partnership)

             NOTES TO FINANCIAL STATEMENTS-CONTINUED

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

                  BRAUVIN HIGH YIELD FUND L.P.

                 (a Delaware limited partnership)

             NOTES TO FINANCIAL STATEMENTS-CONTINUED


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

 Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the three months ended March 31, 1997 and 1996 were as follows:

                                       1997              1996
Selling commissions                 $    --           $ 9,010
Management fees                       6,588             6,133
Reimbursable operating
  expenses                           41,201            21,600
Legal fees                               --               326

                  BRAUVIN HIGH YIELD FUND L.P.

                 (a Delaware limited partnership)

             NOTES TO FINANCIAL STATEMENTS-CONTINUED

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

(5) INVESTMENT IN JOINT VENTURES

  The Partnership owns equity interests in the Brauvin High Yield Venture, Brauvin Funds Joint Venture, Brauvin Gwinnett County Venture and Brauvin Bay County Venture and reports its investments on the equity method. The following are condensed financial statements for the Brauvin High Yield Venture, Brauvin Funds Joint Venture, Brauvin Gwinnett County Venture and Brauvin Bay County
Venture:

                  BRAUVIN HIGH YIELD FUND L.P.

                 (a Delaware limited partnership)

             NOTES TO FINANCIAL STATEMENTS-CONTINUED


                     BRAUVIN HIGH YIELD VENTURE

                                     March 31,       December 31,
                                       1997              1996

Land and buildings, net              $5,012,771        $5,042,833
Other assets                             16,505            18,144
                                     $5,029,276        $5,060,977

Liabilities                          $   19,708        $   18,442
Partners' capital                     5,009,568         5,042,535
                                     $5,029,276        $5,060,977


                  Three Months Ended March 31,

                                     1997             1996

Rental and other income             $181,434         $175,907
Expenses:
 Depreciation                         30,063           30,063
 Management fees                       1,848            1,874
 Operating and
  administrative                       2,491            2,086
                                      34,402           34,023

Net Income                          $147,032         $141,884

                  BRAUVIN HIGH YIELD FUND L.P.

                 (a Delaware limited partnership)

             NOTES TO FINANCIAL STATEMENTS-CONTINUED

                  BRAUVIN FUNDS JOINT VENTURE

                                       March 31,      December 31,
                                         1997            1996

Land and buildings, net                $4,678,880      $4,706,404
Other assets                              351,511         348,975
                                       $5,030,391      $5,055,379

Liabilities                            $    2,328      $      374
Partners' capital                       5,028,063       5,055,005
                                       $5,030,391      $5,055,379


                  Three Months Ended March 31,

                                          1997          1996

Rental and other income                 $179,256     $178,679
Expenses:
 Depreciation                             27,524       27,524
 Management fees                           1,666        1,693
 Operating and
  administrative                          10,118          501
                                          39,308       29,718

Net Income                              $139,948     $148,961

                  BRAUVIN HIGH YIELD FUND L.P.

                 (a Delaware limited partnership)

             NOTES TO FINANCIAL STATEMENTS-CONTINUED

                BRAUVIN GWINNETT COUNTY VENTURE

                                       March 31,      December 31,
                                         1997             1996

Land and buildings, net                $2,320,177      $2,330,758
Other assets                               37,538          59,531
                                       $2,357,715      $2,390,289

Liabilities                            $    3,066      $   23,820
Partners' capital                       2,354,649       2,366,469
                                       $2,357,715      $2,390,289

              Three Months Ended March 31,

                                        1997        1996

Rental and other income               $65,805      $65,225
Expenses:
 Depreciation                          10,582       11,438
 Management fees                          875          622
 Operating and
  administrative                        1,169           --
                                       12,626       12,060

Net Income                            $53,179      $53,165

                  BRAUVIN HIGH YIELD FUND L.P.

                 (a Delaware limited partnership)

             NOTES TO FINANCIAL STATEMENTS-CONTINUED


                   BRAUVIN BAY COUNTY VENTURE

                                         March 31,       December 31,
                                           1997             1996

Land and buildings, net                  $1,066,293       $1,069,277
Other assets                                  8,313           13,531
                                         $1,074,606       $1,082,808

Liabilities                              $      193       $    1,155
Partners' capital                         1,074,413        1,081,653
                                         $1,074,606       $1,082,808



             Three Months Ended March 31,

                                    1997

Rental income                     $27,914

Expenses:
 Depreciation                       2,984
 Management fees                      292
 Operating and administrative       6,493
                                    9,769

Net Income                        $18,145

                  BRAUVIN HIGH YIELD FUND L.P.

                 (a Delaware limited partnership)

             NOTES TO FINANCIAL STATEMENTS-CONTINUED


(6)  MERGER AND LITIGATION

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

                  BRAUVIN HIGH YIELD FUND L.P.

                 (a Delaware limited partnership)

             NOTES TO FINANCIAL STATEMENTS-CONTINUED


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

  Following receipt of Interest Holder approval, the Purchaser commenced the finalization of the Purchaser's financing and its due diligence review of the assets of the Partnership and those of the Affiliated Partnerships (as defined below). The due diligence process has revealed certain concerns relating to potential environmental problems at some of the properties of the Partnership and the Affiliated Partnerships. The investigation has narrowed the concerns to properties of the Affiliated Partnerships. The due diligence review has also raised questions regarding the interpretation of certain terms in the leases governing some of the Partnership's and the Affiliated Partnerships' properties.
A very significant tenant is interpreting certain purchase options contained in its leases in a way that would cause the value of the properties leased by such tenant to be significantly below the current appraised value. Members of management of the Partnership and the Affiliated Partnerships have been working diligently with the Purchaser to assess these risks and to resolve them in a way that will allow the

                  BRAUVIN HIGH YIELD FUND L.P.

                 (a Delaware limited partnership)

             NOTES TO FINANCIAL STATEMENTS-CONTINUED

Merger and the related transactions to be consummated without any changes to the terms or the Merger price. The Purchaser is continuing to assess certain lease provisions, assess the costs and risks of the litigation discussed below, and finalize its financing in the light of these developments.

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

  Litigation

  Two legal actions, as hereinafter described, were filed against certain of the General Partners of the Partnership and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger. Each of these actions

                  BRAUVIN HIGH YIELD FUND L.P.

                 (a Delaware limited partnership)

             NOTES TO FINANCIAL STATEMENTS-CONTINUED


was brought by Interest Holders of the Partnership.  The
Partnership and the named General Partners and their affiliates, deny all allegations set forth in the complaints and are vigorously defending against such claims.

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

  On October 2, 1996, the plaintiffs in this action requested that the Circuit Court enjoin the special meetings of the limited

                  BRAUVIN HIGH YIELD FUND L.P.

                 (a Delaware limited partnership)

             NOTES TO FINANCIAL STATEMENTS-CONTINUED

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

  On October 2, 1996, the District Court certified plaintiffs' proposed class as all of the Interest Holders of the Partnership and the limited partners of the Affiliated Partnerships, and appointed plaintiffs' counsel, The Mills Law Firm, as counsel for the class. On October 2, 1996, the District Court also conducted a hearing on plaintiffs' motion to preliminarily enjoin the special meetings of the limited partners and the proposed transactions with the Purchaser. The District Court denied plaintiffs' motion for a

                  BRAUVIN HIGH YIELD FUND L.P.

                 (a Delaware limited partnership)

             NOTES TO FINANCIAL STATEMENTS-CONTINUED

preliminary injunction at the conclusion of the October 2, 1996 hearing.

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

                  BRAUVIN HIGH YIELD FUND L.P.

                 (a Delaware limited partnership)

             NOTES TO FINANCIAL STATEMENTS-CONTINUED


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

  On April 2, 1997, plaintiffs again requested that the District
Court enjoin the closing of the transaction with the Purchaser. After conducting a lengthy hearing on May 1, 1997, the District Court denied plaintiffs' motion to preliminarily enjoin the closing of the transaction with the Purchaser.

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

                  BRAUVIN HIGH YIELD FUND L.P.

                 (a Delaware limited partnership)

             NOTES TO FINANCIAL STATEMENTS-CONTINUED


(7) SUBSEQUENT EVENTS

  On April 23, 1997, Mr. David M. Strosberg notified the Managing
General Partner of the Partnership of his decision to resign and withdraw as an individual General Partner of the Partnership as of such date.

                  BRAUVIN HIGH YIELD FUND L.P.

                 (a Delaware limited partnership)


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

General

  Certain statements in this Quarterly Report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in this section. Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The Partnership undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

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

                  BRAUVIN HIGH YIELD FUND L.P.

                 (a Delaware limited partnership)

  On October 31, 1996, the Partnership purchased a 16.0% interest in a joint venture with affiliated public real estate limited partnerships (the "Brauvin Bay County Venture"). The Brauvin Bay County Venture purchased real property upon which a newly constructed Blockbuster Video store is operated. The property contains a 6,466 square foot building located on a 40,075 square foot parcel of land.

  The Partnership raised $25,000,000 through its initial offering and an additional $2,922,102, as of March 31, 1997 and December 31, 1996, through Units purchased by certain Interest Holders investing their distributions of Operating Cash Flow in additional Units through the Plan, which process was continued when the proxy solicitation process began. As of March 31, 1997 and December 31, 1996, Units valued at $1,647,070 have been repurchased by the Partnership from Interest Holders liquidating their original investment and have been retired. The Partnership has no funds available to purchase additional property.

  Below is a table summarizing the four year historical data for distribution rates per unit:

Distribution
    Date         1997         1996     1995     1994

February 15      $.2274(a)  $.2500    $.2500    $.2500
May 15                       .2500     .2500     .2500
August 15                       --     .2500     .2500
November 15                     --     .2500     .2625

(a) The 1997 distribution was made on March 31, 1997.

  Should the Merger not occur, future increases in the Partnership's distributions will largely depend on increased sales at the Partnership's properties resulting in additional percentage rent and, to a lesser extent on rental increases, which will occur due to increases in receipts from certain leases based upon increases in the Consumer Price Index or scheduled increases of base rent.

                  BRAUVIN HIGH YIELD FUND L.P.

                 (a Delaware limited partnership)


  During the period ended March 31, 1997 and the year ended
December 31, 1996, the General Partners and its affiliates collected management fees of $6,588 and $24,994, respectively, and received
$0 and $26,798 in Operating Cash Flow distributions for the period and years ended March 31, 1997 and December 31, 1996, respectively.

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

  The Partnership drafted a proxy statement, which required prior review and comment by the Commission, to solicit proxies for use at the Special Meeting originally scheduled to be held at the offices of the Partnership on September 24, 1996. As a result of various legal issues, as described in legal proceedings, the Special Meeting was adjourned to November 8, 1996 at 9:00 a.m. The purpose of the Special Meeting was to vote upon the Merger and certain other matters as described in the Proxy.

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

                  BRAUVIN HIGH YIELD FUND L.P.

                 (a Delaware limited partnership)

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

  The General Partners of the Partnership are Mr. Jerome J. Brault, the Managing General Partner, and Brauvin Realty Advisors, Inc., the Corporate General Partner. Mr. Cezar M. Froelich resigned his position as an Individual General Partner of the Partnership effective as of September 17, 1996 and Mr. David M. Strosberg resigned his position as an individual general partner of the Partnership effective as of April 23, 1997. The General Partners will not receive any payment in exchange for the redemption of their

                  BRAUVIN HIGH YIELD FUND L.P.

                 (a Delaware limited partnership)

general partnership interests nor will they receive any fees from the Partnership in connection with the Transaction.

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

  Following receipt of Interest Holder approval, representatives of the Purchaser commenced in earnest the finalization of the Purchaser's financing and its due diligence review of the assets of the Partnership and those of the Affiliated Partnerships. The due diligence process has revealed certain concerns relating to potential environmental problems at some of the properties of the Partnership and the Affiliated Partnerships. The investigation has narrowed the concerns to properties of the Affiliated Partnerships. The due diligence review has also raised questions regarding the interpretation of certain terms in the leases governing some of the Partnership's and the Affiliated Partnerships' properties.
A very significant tenant is interpreting certain purchase options contained in its leases in a way that would cause the value of the properties leased by such tenant to be significantly below the current appraised value. Members of management of the Partnership and the Affiliated Partnerships have been working diligently with the Purchaser to assess these risks and to resolve them in a way that will allow the Merger and the related transactions to be consummated without any changes to the terms or the Merger price. The Purchaser is continuing to assess certain lease provisions, assess the costs and

                  BRAUVIN HIGH YIELD FUND L.P.

                 (a Delaware limited partnership)

risks of the litigation discussed below, and finalize its financing in the light of these developments.

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

Results of Operations - Three months ended March 31, 1997 and 1996

  Results of operations for the three months ended March 31, 1997 reflected net income of $506,199 compared to net income of $511,832 for the three months ended March 31, 1996, a decrease of approximately $5,700.

  Total income for the three months ended March 31, 1997 was $629,203 as compared to $604,427 for the period ended March 31, 1996, an increase of approximately $24,800. The increase in total income is primarily due to the increase in interest income, which was the result of higher cash balances during 1997.

                  BRAUVIN HIGH YIELD FUND L.P.

                 (a Delaware limited partnership)

  Total expenses for the three months ended March 31, 1997 were $208,396 as compared to $179,445 for the period ended March 31, 1996, an increase of approximately $29,000. The increase in expenses was primarily due to an increase in general and administrative expense associated with the Partnership's attempt to resolve some of the due diligence issues and related items associated with the Merger, as discussed above. The increase in expenses was also due to the 1997 transaction costs expense of $50,075 which was offset by the 1996 valuation fee of $42,600.

                  BRAUVIN HIGH YIELD FUND L.P.

                 (a Delaware limited partnership)


                    PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

  Two legal actions, as hereinafter described, were filed against certain of the General Partners of the Partnership and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger. Each of these actions was brought by limited partners of the Partnership. The Partnership and the named General Partners and their affiliates, deny all allegations set forth in the complaints and are vigorously defending against such claims.

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

                  BRAUVIN HIGH YIELD FUND L.P.

                 (a Delaware limited partnership)

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

  On October 2, 1996, the District Court certified plaintiffs' proposed class as all of the limited partners of the Partnership and of the Affiliated Partnerships, and appointed plaintiffs' counsel,

                  BRAUVIN HIGH YIELD FUND L.P.

                 (a Delaware limited partnership)

The Mills Law Firm, as counsel for the class. On October 2, 1996, the District Court also conducted a hearing on plaintiffs' motion to preliminarily enjoin the special meetings of the limited partners and the proposed transaction with the Purchaser. The District Court denied plaintiffs' motion for a preliminary injunction at the conclusion of the October 2, 1996 hearing.

  On September 27, 1996, counsel for plaintiffs, The Mills Law
Firm, mailed a solicitation to all of the Limited Partners, requesting that they revoke their previously-mailed proxies in favor of the Merger. On October 11, 1996, the Operating General Partners filed a counterclaim against plaintiffs and their counsel, The Mills Law Firm, alleging that plaintiffs and The Mills Law Firm violated the federal securities laws and proxy rules by sending their September 27, 1996 letter to the Limited Partners. The plaintiffs and The Mills Law Firm have moved to dismiss this counterclaim. The District Court has taken this motion under advisement and has yet to issue a ruling.

  On October 10 and 11, 1996, the District Court conducted an evidentiary hearing on the motion of the Operating General Partners to invalidate revocations of proxies procured as a result of The Mills Law Firm's September 27, 1996 letter. In that evidentiary hearing, The Mills Law Firm admitted that it violated the proxy rules by sending its September 27, 1996 letter to the Limited Partners without filing such letter with the Commission in violation of the Commission's requirements. At the conclusion of the hearing on October 10 and 11, the District Court found that the Operating General Partners have a likelihood of succeeding on the merits with respect to their claim that the September 27, 1996 letter sent to the Limited Partners by plaintiffs and The Mills Law Firm is false or misleading in several significant respects.

  Notwithstanding this finding, the District Court did not invalidate the revocations of proxies resulting from The Mills Law Firm's September 27, 1996 letter because it did not believe it possessed the authority to do so under present law. This ruling was appealed to the Seventh Circuit Court of Appeals. The Seventh Court of Appeals subsequently dismissed this appeal on the grounds

                  BRAUVIN HIGH YIELD FUND L.P.

                 (a Delaware limited partnership)


that the appeal was rendered moot by the Limited Partners' approval November 8, 1996 of the Merger.

  On October 16, 1996 and on November 6, 1996, the parties filed cross-motions for partial summary judgement addressing the allegation in plaintiffs' amended complaint that the Partnership Agreement does not allow the Limited Partners to vote in favor of or against the proposed transaction with the Purchaser by proxy. These cross-motions for partial summary judgement were taken under advisement by the District Court, and the District Court has yet to issue a ruling.

  On April 2, 1997, the Court granted plaintiffs' leave to again amend their complaint. In their second amended complaint, plaintiffs have named the Partnership as a "Nominal Defendant." Plaintiffs have also added a new claim, alleging that the Operating General Partners violated certain of the Commission's rules by making false and misleading statements in the Proxy. Plaintiffs also allege that the Operating General Partners breached their fiduciary duties, breached various provisions of the Agreement, violated the Illinois Deceptive Trade Practice Act, and violated section 17-305 of the Delaware Revised Uniform Limited Partnership Act. The Operating General Partners deny those allegations and will continue to vigorously defend against these claims.

  On April 2, 1997, plaintiffs again requested that the District
Court enjoin the closing of the transaction with the Purchaser. After conducting a lengthy hearing on May 1, 1997, the District Court denied plaintiffs' motion to preliminarily enjoin the closing of the transaction with the Purchaser.

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

                  BRAUVIN HIGH YIELD FUND L.P.

                 (a Delaware limited partnership)


ITEM 2. Changes in Securities.

        None.

ITEM 3. Defaults Upon Senior Securities.

        None.

ITEM 4. Submission Of Matters To a Vote of Security Holders.

        None.

ITEM 5. Other Information.

        None.

ITEM 6.  Exhibits and Reports On Form 8-K.

         Exhibit 27.  Financial Data Schedule

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



               BY:  Brauvin Realty Advisors, Inc.
                    Corporate General Partner of
                    Brauvin High Yield Fund L.P.



                    BY:   /s/ Jerome J. Brault
                          Jerome J. Brault
                          Chairman of the Board of Directors,
                          President and Chief Executive Officer

                    DATE: May 15, 1997



                    BY:   /s/ B. Allen Aynessazian
                          B. Allen Aynessazian
                          Chief Financial Officer and Treasurer

                    DATE: May 15, 1997