Form 10-Q
period 1997-06-30
BRAUVIN HIGH YIELD FUND L P
filed 1997-08-14
CIK 810587

                         UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q



[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended    June 30, 1997

                                or

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

                              INDEX

                                                                  Page
PART I  Financial Information

Item 1. Financial Statements . . . . . . . . . . . . . . . . . . .  3

        Balance Sheets at June 30, 1997 and
        December 31, 1996. . . . . . . . . . . . . . . . . . . . .  4

        Statements of Operations for the six months
        ended June 30, 1997 and 1996 . . . . . . . . . . . . . . .  5

        Statements of Operations for the three months
        ended June 30, 1997 and 1996 . . . . . . . . . . . . . . .  6

        Statements of Partners' Capital for the period
        January 1, 1996 to June 30, 1997 . . . . . . . . . . . . .  7

        Statements of Cash Flows for the six months
        ended June 30, 1997 and 1996 . . . . . . . . . . . . . . .  8

        Notes to Financial Statements. . . . . . . . . . . . . . .  9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . . . . .  32

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  41

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . .  45

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . .  46

Item 4. Submissions of Matters to a Vote of
        Security Holders . . . . . . . . . . . . . . . . . . . . .  46

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . .  46

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  46

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  47

                  PART I - FINANCIAL INFORMATION


ITEM 1. Financial Statements

  Except for the December 31, 1996 Balance Sheet, the following Balance Sheet as of June 30, 1997, Statements of Operations for the six months ended June 30, 1997 and 1996, Statements of Operations for the three months ended June 30, 1997 and 1996, Statements of Partners' Capital for the period January 1, 1996 to June 30, 1997 and Statements of Cash Flows for the six months ended June 30, 1997 and 1996 for Brauvin High Yield Fund L.P. (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1996 Annual Report on Form 10-K.

                   BRAUVIN HIGH YIELD FUND L.P.
                 (a Delaware limited partnership)

                         BALANCE SHEETS

                                                June 30,      December 31,
                                                  1997            1996
ASSETS
Investment in real estate, at cost:
   Land                                        $ 5,768,768    $ 5,768,768
   Buildings                                    13,554,207     13,554,207
                                                19,322,975     19,322,975
  Less: Accumulated depreciation                (3,432,075)    (3,238,758)
   Net investment in real estate                15,890,900     16,084,217

Investment in Joint Ventures (Note 5):
   Brauvin High Yield Venture                       31,600         32,374
   Brauvin Funds Joint Venture                   2,439,700      2,450,861
   Brauvin Gwinnett County Venture                 546,059        550,625
   Brauvin Bay County Venture                      169,708        171,433

Cash and cash equivalents                        2,848,757      2,231,481
Due from affiliates                                     --             20
Prepaid offering costs                              15,703         15,703
Other assets                                         3,260         17,283
  Total Assets                                 $21,945,687    $21,553,997

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and accrued
 expenses                                      $    23,719    $    29,018
Environmental remediation accrual                   80,000             --
Tenant security deposits                            51,934             --
Due to affiliates                                    2,601             --
Rent received in advance                            55,700        144,365
  Total Liabilities                                213,954        173,383

PARTNERS' CAPITAL:
General Partners                                   153,232        134,218
Interest Holders                                21,578,501     21,246,396

  Total Partners' Capital                       21,731,733     21,380,614

  Total Liabilities and
   Partners' Capital                           $21,945,687    $21,553,997

           See accompanying notes to financial statements.

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

                    STATEMENTS OF OPERATIONS
               For the Six Months Ended June 30,

                                                1997           1996
INCOME:
Rental                                       $1,259,675     $1,211,698
Interest                                         63,604         38,729
Other                                               184            220
     Total income                             1,323,463      1,250,647

EXPENSES:
General and administrative                      113,074         86,219
Management fees (Note 3)                         12,932         12,475
Transaction costs (Note 6)                      147,151         15,829
Valuation fees                                       --         85,200
Environmental remediation expense                80,000             --
Depreciation                                    193,317        193,318
     Total expenses                             546,474        393,041

Income before equity interest in
  joint ventures                                776,989        857,606

Equity Interest in Joint Venture's
     Net Income:
  Brauvin High Yield Venture                      2,826          2,899
  Brauvin Funds Joint Venture                   140,739        145,270
  Brauvin Gwinnett County Venture                24,684         24,243
  Brauvin Bay County Venture                      5,475             --

Net income                                   $  950,713     $1,030,018

Net income allocated to the General
  Partners                                   $   19,014     $   20,600

Net income allocated to the Interest
  Holders                                    $  931,699     $1,009,418

Net income per Unit outstanding (a)          $     0.35     $     0.38

(a) Net income per Unit was based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Interest Holders were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan (the "Plan").

     See accompanying notes to financial statements

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

                    STATEMENTS OF OPERATIONS
              For the Three Months Ended June 30,

                                                 1997           1996
INCOME:
Rental                                         $661,527       $626,821
Interest                                         32,641         19,276
Other                                                92            123
     Total income                               694,260        646,220

EXPENSES:
General and administrative                       58,000         52,166
Management fees (Note 3)                          6,344          6,342
Transaction costs (Note 6)                       97,076         15,829
Valuation fees                                       --         42,600
Environmental remediation expense                80,000             --
Depreciation                                     96,658         96,659
     Total expenses                             338,078        213,596

Income before equity interest in
  joint ventures                                356,182        432,624

Equity Interest in Joint Venture's
     Net Income:
  Brauvin High Yield Venture                      1,356          1,480
  Brauvin Funds Joint Venture                    72,164         72,279
  Brauvin Gwinnett County Venture                12,240         11,803
  Brauvin Bay County Venture                      2,572             --

Net income                                     $444,514       $518,186

Net income allocated to the General
  Partners                                     $  8,890       $ 10,364

Net income allocated to the Interest
  Holders                                      $435,624       $507,822

Net income per Unit outstanding (a)            $   0.17       $   0.19

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

            See accompanying notes to financial statements

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

                STATEMENTS OF PARTNERS' CAPITAL
        For the Period January 1, 1996 to June 30, 1997

                                      General     Interest
                                      Partners    Holders *     Total

Balance, January 1, 1996               $124,295  $20,710,959  $20,835,254
Contributions, net                           --       67,546       67,546
Selling commissions and
 other offering costs                        --      (10,070)     (10,070)
Net income                               36,721    1,799,342    1,836,063
Cash distributions                      (26,798)  (1,321,381)  (1,348,179)
Balance, December 31, 1996              134,218   21,246,396   21,380,614

Net income                               19,014      931,699      950,713
Cash distributions                           --     (599,594)    (599,594)

Balance, June 30, 1997                 $153,232  $21,578,501  $21,731,733




* Total Units outstanding at June 30, 1997 and December 31, 1996 were 2,627,503. Cash distributions to Interest Holders per Unit were approximately $0.23 and $0.50 for the six months ended June 30, 1997 and the year ended December 31, 1996, respectively. Cash distributions to Interest Holders per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Interest Holders were admitted to the Partnership and additional Units were purchased through the Plan.











         See accompanying notes to financial statements.

                  BRAUVIN HIGH YIELD FUND L.P.

                 (a Delaware limited partnership)

                     STATEMENTS OF CASH FLOWS
                   For Six Months Ended June 30,

                                                        1997        1996
Cash flows from operating activities:
Net income                                        $  950,713   $1,030,018
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                      193,317      193,318
  Equity interest in Brauvin High
    Yield Venture's net income                        (2,826)      (2,899)
  Equity interest in Brauvin Funds
    Joint Venture's net income                      (140,739)    (145,270)
  Equity interest in Brauvin Gwinnett
    County Venture's net income                      (24,684)     (24,243)
  Equity interest in Brauvin Bay
     County Venture's net income                      (5,475)          --
  Repayment from affiliates                               20          358
  Decrease in other assets                            14,023           94
  (Decrease) increase in accounts payable
    and accrued expenses                              (5,299)      44,967
  Increase in environmental remediation
     accrual                                          80,000           --
  Increase in tenant security deposits                51,934           --
  Increase in due to affiliates                        2,601           --
  Decrease in rent received in advance               (88,665)      (3,161)
Net cash provided by operating activities          1,024,920    1,093,182

Cash flows from investing activities:
Distributions from Brauvin High Yield Venture          3,600        3,600
Distributions from Brauvin Funds Joint Venture       151,900      156,800
Distributions from Brauvin Gwinnett
  County Venture                                      29,250       28,080
Distributions from Brauvin Bay County Venture          7,200           --
Cash provided by investing activities                191,950      188,480

Cash flows from financing activities:
Sale of Units, net of liquidations, selling
  commissions and other offering costs                    --       56,988
Cash distributions to General Partners                    --      (26,798)
Cash distributions to Interest Holders              (599,594)  (1,321,132)
Net cash used in financing activities               (599,594)  (1,290,942)
Net increase (decrease) in cash and
 cash equivalents                                    617,276       (9,280)
Cash and cash equivalents at beginning
  of period                                        2,231,481    1,363,085
Cash and cash equivalents at end of period        $2,848,757   $1,353,805



         See accompanying notes to financial statements.

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

 The Partnership was formed on January 6, 1987 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on September 4, 1987. The sale of the minimum of $1,200,000 of depository units representing beneficial assignments of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on November 18, 1987. The Partnership's offering closed on May 19, 1988. A total of $25,000,000 of Units were subscribed for and issued between September 4, 1987 and May 19, 1988, pursuant to the Partnership's public offering. Through June 30, 1997 and December 31, 1996 the Partnership had sold $27,922,102 of Units. This total includes $2,922,102 of Units purchased by Interest Holders who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $1,647,070 have been repurchased by the Partnership from Interest Holders liquidating their investment in the Partnership and have been retired as of June 30, 1997 and December 31, 1996. As of June 30, 1997, the Plan participants have acquired Units under the Plan which approximate 10% of total Units outstanding.

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

 In 1995, the Partnership adopted Statement of Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at June 30, 1997 and December 31, 1996. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the six months ended June 30, 1997 and 1996.

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

 The fair value estimates presented herein are based on information available to management as of June 30, 1997, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

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

 An affiliate of the former General Partner provided securities and real estate counsel to the Partnership.

 The Partnership pays an affiliate of the General Partners an acquisition fee in the amount of up to 4.5% of the gross proceeds of the Partnership's offering for the services rendered in connection with the process pertaining to the acquisition of a property. Acquisition fees related to the properties not ultimately purchased by the Partnership are expensed as incurred.

 Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the six months ended June
30, 1997 and 1996 were as follows:

                                       1997               1996
Selling commissions                 $    --            $ 9,010
Management fees                      12,932             12,475
Reimbursable operating
  expenses                           79,901             43,200
Legal fees                              207              1,799


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

(5) INVESTMENT IN JOINT VENTURES

  The Partnership owns equity interests in the Brauvin High Yield Venture, Brauvin Funds Joint Venture, Brauvin Gwinnett County Venture and Brauvin Bay County Venture and reports its investments on the equity method. The following are condensed financial statements for the Brauvin High Yield Venture, Brauvin Funds Joint Venture, Brauvin Gwinnett County Venture and Brauvin Bay County
Venture:

                      BRAUVIN HIGH YIELD VENTURE

                                     June 30,        December 31,
                                       1997              1996

Land and buildings, net              $4,982,709        $5,042,833
Other assets                             11,856            18,144
                                     $4,994,565        $5,060,977

Liabilities                          $   29,459        $   18,442
Partners' capital                     4,965,106         5,042,535
                                     $4,994,565        $5,060,977


                   Six Months Ended June 30,

                                      1997             1996

Rental and other income             $350,411         $356,545
Expenses:
 Depreciation                         60,125           60,125
 Management fees                       3,774            3,751
 Operating and
  administrative                       3,941            2,739
                                      67,840           66,615

Net Income                          $282,571         $289,930

                       BRAUVIN FUNDS JOINT VENTURE

                                        June 30,      December 31,
                                          1997            1996

Land and buildings, net                $4,651,356      $4,706,404
Other assets                              381,755         348,975
                                       $5,033,111      $5,055,379

Liabilities                            $      884      $      374
Partners' capital                       5,032,227       5,055,005
                                       $5,033,111      $5,055,379


                  Six Months Ended June 30,

                                          1997          1996
Rental and other income                 $357,919     $357,251
Expenses:
 Depreciation                             55,048       55,048
 Management fees                           3,341        3,375
 Operating and
  administrative                          12,308        2,359
                                          70,697       60,782

Net Income                              $287,222     $296,469

                        BRAUVIN GWINNETT COUNTY VENTURE

                                        June 30,      December 31,
                                          1997            1996

Land and buildings, net                $2,309,595      $2,330,758
Other assets                               60,560          59,531
                                       $2,370,155      $2,390,289

Liabilities                            $   23,198      $   23,820
Partners' capital                       2,346,957       2,366,469
                                       $2,370,155      $2,390,289

                           Six Months Ended June 30,
                                       1997          1996

Rental and other income              $137,203     $130,494
Expenses:
 Depreciation                          21,163       22,876
 Management fees                        1,527        1,242
 Operating and
  administrative                        9,025        2,772
                                       31,715       26,890

Net Income                           $105,488     $103,604

                   BRAUVIN BAY COUNTY VENTURE

                                         June 30,        December 31,
                                           1997              1996

Land and buildings, net                  $1,061,881       $1,069,277
Other assets                                 19,254           13,531
                                         $1,081,135       $1,082,808

Liabilities                              $   10,263       $    1,155
Partners' capital                         1,070,872        1,081,653
                                         $1,081,135       $1,082,808



                       Six Months Ended June 30,
                                   1997

Rental income                     $55,271

Expenses:
 Depreciation                       7,396
 Management fees                      685
 Operating and administrative      12,970
                                   21,051

Net Income                        $34,220

(6)  MERGER AND LITIGATION

     Merger

   Pursuant to the terms of an agreement and plan of merger dated as of June 14, 1996, as amended March 24, 1997 and June 30, 1997 (the "Merger Agreement"), the Partnership proposes to merge with and into Brauvin Real Estate Funds L.L.C., a Delaware limited liability company (the "Purchaser"), affiliated with certain of the General Partners through a merger (the "Merger") of its Units. Promptly upon consummation of the Merger, the Partnership will cease to exist and the Purchaser, as the surviving entity, will succeed to all of the assets and liabilities of the Partnership. The Interest Holders holding a majority of the Units approved the Merger on November 8, 1996. By approving the Merger, the Interest Holders also approved an amendment to the Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction").

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

   The Merger has not been completed primarily due to certain litigation, as described below, that is still pending. The Operating General Partners (as defined below) believe that these lawsuits are without merit and, therefore, continues to vigorously defend against them. The Purchaser is aware of these lawsuits and is nonetheless willing to proceed with the Merger, subject to the satisfaction of its due diligence as outlined below.

   Following receipt of Interest Holder approval, the Purchaser commenced the finalization of the Purchaser's financing and its due diligence review of the Assets and the assets of the Affiliated Partnerships (as defined below). The due diligence process has revealed certain concerns relating to potential environmental problems at some of the properties of the Partnership and the Affiliated Partnerships. The investigation has narrowed the concerns to properties of the Affiliated Partnership. The due diligence review has also raised questions regarding the interpretation of certain terms in the leases governing some of the Partnership's and the Affiliated Partnerships' properties. A very significant tenant is interpreting certain purchase options contained in its leases in a way that would cause the value of the properties leased by such tenant to be significantly below the current appraised value. Members of management of the Partnership and the Affiliated Partnerships have been working diligently with the Purchaser to assess these risks and to resolve them in a way that will allow the Merger and the related transactions to be consummated without any changes to the terms or the Merger price. The Purchaser is continuing to assess certain lease provisions, assess the costs and risks of the litigation discussed below, and finalize its financing in light of these developments.

   In accordance with the terms of the Merger Agreement, the Operating General Partners suspended all distributions to Interest Holders; however, as a result of the unforeseen delays brought about by the litigation and the due diligence issues highlighted above, the Operating General Partners felt it was appropriate that an earnings distribution be made to the Interest Holders. Although the terms of the Merger Agreement provide that the Assets being acquired by the Purchaser in connection with the Merger include all earnings of the Partnership from and after August 1, 1996, the Purchaser has agreed to allow the Partnership to make distributions to the Interest Holders of net earnings for the period from and after January 1, 1997 until the Merger is consummated. In exchange, the Partnership has agreed to extend the termination date of the Merger Agreement to September 30, 1997 to allow the Purchaser time to complete its due diligence. Notwithstanding the extension of the termination date, the Partnership and the Purchaser continue to work through the due diligence issues outlined above, with the intent of closing the Merger as soon as possible.

   A distribution of the Partnership's net earnings for the period January 1, 1997 to March 31, 1997 was made to the Interest Holders on March 31, 1997 in the amount of approximately $597,600. A distribution of the Partnership's net earnings for the period April 1, 1997 to June 30, 1997 was made to the Interest Holders on July 15, 1997 in the amount of approximately $529,000. Net earnings accruing after June 30, 1997 through the closing date will be included with the final cash distribution to the Interest Holders from the Merger.


   The lawsuit as described below has now been pending for approximately eleven months. The suit continues to command the time, attention and resources of the Partnership. The Operating General Partners believe the lawsuit is unfounded and without merit. The delay and expense of this action continues to frustrate the will and majority vote of the Interest Holders. Unfortunately, the Operating General Partners are unable to predict when this matter will be resolved, however the delay is having an adverse effect on the Partnership today as well as on future prospects.

   For example, the July 15, 1997 distribution is based on the net earnings of the Partnership for the second quarter. This distribution was lower than prior distributions because the Partnership has incurred significant legal costs to defend against the lawsuit. The Operating General Partners anticipate that these costs will continue as long as the litigation is pending. In addition, the remaining term on the Partnership's properties' leases continue to shrink. This fact is causing the Partnership to potentially face the risks and costs of lease rollover. This heightened degree of risk may also have an adverse effect on the ultimate value of the Assets. Further, the Partnership's most significant tenant, Ponderosa, has recently closed and vacated four of the Partnership's properties. (The Partnership owns one of them directly and has a joint venture interest in three of the others.) The Operating General Partners are working to remedy this situation. The Partnership currently has an agreement to sell one of these assets to a third party not related to either the Purchaser or the Partnership. Although the closing of the restaurants should not have a significant short term effect, it could materially affect the Assets' long term prospects. Unfortunately, these recent developments are some of the exact risks and costs the Partnership was seeking to avoid with the successful completion of the Merger.





   Litigation

   Three legal actions, as hereinafter described, were filed against the General Partners of the Partnership and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger. Each of these actions was brought by Interest Holders of the Partnership. The Partnership and the General Partners and their named affiliates, deny all allegations set forth in the complaints and are vigorously defending against such claims.

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

   B. The Illinois Christman Lawsuit

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

  C. The Scialpi Illinois Lawsuit

   On June 20, 1997, another lawsuit was filed in the United States District Court for the Northern District of Illinois, styled Benjamin Siegel, Rebecca Scialpi, Helen Friedlander, and BHS & Associates, Inc. v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., James L. Brault, Brauvin Real Estate Funds LLC, Brauvin High Yield Fund L.P., Brauvin High Yield Fund II L.P., Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P. docket number 97 C 4450. The Partnership and the Affiliated Partnerships are each named as "Nominal Defendant" in the lawsuit, Jerome J. Brault and the Corporate General Partner of the Partnership, as well as the corporate general partners of the Affiliated Partnerships, have been named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, is also named as a defendant. The complaint has not been served upon any of the defendants.

   Notably, the complaint was filed by two of the same parties, Scialpi and Friedlander, who are plaintiffs in the Florida lawsuit, which is described above. The plaintiffs are also represented by the same lawyers that represent them in the Florida lawsuit.

   The complaint alleges a putative class action consisting of claims that certain Commission rules were violated by making false and misleading statements in the Proxy, the defendants breached their fiduciary duties, and breached the Agreement. The complaint was consolidated with the Christman lawsuit, which is described above, pursuant to General Rule 2.31 of the United States District Court of the Northern District of Illinois, and is presently pending before Judge Gottschall.





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

(7) WITHDRAWAL OF GENERAL PARTNER

   On April 23, 1997, Mr. David M. Strosberg notified the Managing General Partner of the Partnership of his decision to resign and withdraw as an individual General Partner of the Partnership as of such date.

(8) RESERVE FOR ENVIRONMENTAL REMEDIATION

   In connection with the Merger (see Note 6), the Partnership has undertaken environmental studies of potentially affected properties. One of the Partnership's properties has been identified by the environmental study as a potential environmental issue. A remedial investigation and feasibility study has been completed, and the results of that study have been forwarded to the appropriate authorities. The study indicates a range of viable remedial approaches, but agreement has not yet been reached with the authorities on the final remediation approach. The Partnership has accrued its best estimate of the costs that will be incurred to complete the environmental remediation at this property.

   In connection with the purchase of the above property by the Partnership, the Partnership was to be reimbursed by the former owner for environmental clean up. The Partnership will therefore seek reimbursement of the costs from this former owner. No estimate of the collectibility of this reimbursement can be made at this time.



(9) SUBSEQUENT EVENT

   On July 15, 1997, the Partnership paid Interest Holders a distribution that totaled approximately $529,000.

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

     The Partnership raised $25,000,000 through its initial offering and an additional $2,922,102, as of June 30, 1997 and December 31, 1996, through Units purchased by certain Interest Holders investing their distributions of Operating Cash Flow in additional Units through the Plan, which process was continued when the proxy solicitation process began. As of June 30, 1997 and December 31, 1996, Units valued at $1,647,070 have been repurchased by the Partnership from Interest Holders liquidating their original investment and have been retired. The Partnership has no funds available to purchase additional property.

    Below is a table summarizing the four year historical data for distribution rates per unit:

Distribution
    Date         1997         1996     1995     1994

February 15      $.2274(a)  $.2500    $.2500    $.2500
May 15               --      .2500     .2500     .2500
August 15         .2013(b)      --     .2500     .2500
November 15                     --     .2500     .2625

(a) The 1997 distribution was made on March 31, 1997.
(b) The 1997 distribution was made on July 15, 1997.

    Should the Merger not occur, future increases in the Partnership's distributions will largely depend on increased sales at the Partnership's properties resulting in additional percentage rent and, to a lesser extent on rental increases, which will occur due to increases in receipts from certain leases based upon increases in the Consumer Price Index or scheduled increases of base rent.

    During the period ended June 30, 1997 and the year ended December 31, 1996, the General Partners and its affiliates collected management fees of $12,932 and $24,994, respectively, and received
$0 and $26,798 in Operating Cash Flow distributions for the period and years ended June 30, 1997 and December 31, 1996, respectively.

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

    Following receipt of Interest Holder approval, representatives of the Purchaser commenced in earnest the finalization of the Purchaser's financing and its due diligence review of the Assets and the assets of the Affiliated Partnerships. The due diligence process has revealed certain concerns relating to a potential environmental problem at one of the properties of the Partnership.
In the second quarter of 1997, the Partnership established a reserve in the amount of $80,000 to address this environmental problem. The reserve is based on a third party technical environmental evaluation. The estimated amount of the reserve is based on this evaluation which included the estimated costs to remediate the problem, however, the ultimate cost may be more or less. However, to the extent possible, the Partnership will seek to be reimbursed for the remediation costs by the current tenant and environmental agency funds, if available.

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

    In accordance with the terms of the Merger Agreement, the Operating General Partners suspended all distributions to Interest Holders, however, as a result of the unforeseen delays brought about by the litigation and the due diligence issues highlighted above, the Operating General Partners felt it was appropriate that an earnings distribution be made to the Interest Holders. Although the terms of the Merger Agreement provide that the Assets being acquired by the Purchaser in connection with the Merger include all earnings of the Partnership from and after August 1, 1996, the Purchaser has agreed to allow the Partnership to make distributions to the Interest Holders of net earnings for the period from and after January 1, 1997 until the Merger is consummated. In exchange, the Partnership has agreed to extend the termination date of the Merger Agreement to September 30, 1997 to allow the Purchaser time to complete its due diligence. Notwithstanding the extension of the termination date, the Partnership and the Purchaser continue to work through the due diligence issues outlined above, with the intent of closing the Merger as soon as possible. Net earnings accruing after June 30, 1997 through the closing date will be included with the final cash distribution to the Interest Holders from the Merger.

    A distribution of the Partnership's net earnings for the period January 1, 1997 to March 31, 1997 was made to the Interest Holders on March 31, 1997 in the amount of approximately $597,600. A distribution of the Partnership's net earnings for the period April 1, 1997 to June 30, 1997 was made to the Interest Holders on July 15, 1997 in the amount of approximately $529,000.

    The lawsuit as described above has now been pending for approximately eleven months. The suit continues to command the time, attention and resources of the Partnership. The Operating General Partners believe the lawsuit is unfounded and without merit. The delay and expense of this action continues to frustrate the will and majority vote of the Interest Holders. Unfortunately, the Operating General Partners are unable to predict when this matter will be resolved, however the delay is having an adverse effect on the Partnership today as well as on future prospects.

    For example, the July 15, 1997 distribution is based on the net earnings of the Partnership for the second quarter. This distribution is lower than prior distributions because the Partnership has incurred significant legal costs to defend against the lawsuit. The Operating General Partners anticipate that these costs will continue as long as the litigation is pending. In addition, the remaining term on the Partnership's properties' leases continue to shrink. This fact is causing the Partnership to potentially face the risks and costs of lease rollover. This heightened degree of risk may also have an adverse effect on the ultimate value of the Assets. Further, the Partnership's most significant tenant, Ponderosa, has recently closed and vacated four of the Partnership's properties. (The Partnership owns one of them directly and has a joint venture interest in three of the others.) The Operating General Partner is working to remedy this situation. The Partnership currently has an agreement to sell one of these assets to a third party not related to either the Purchaser of the Partnership. Although the closing of the other restaurants should not have a significant short term effect, it could materially affect the Assets' long term prospects. Unfortunately, these recent developments are some of the exact risks and costs the Partnership was seeking to avoid with the successful completion of the Merger.

Results of Operations - Six months ended June 30, 1997 and 1996

    Results of operations for the Partnership for the six months ended June 30, 1997 reflected net income of $950,713 as compared to $1,030,018 for the six months ended June 30, 1997, a decrease of approximately $79,300. The decrease in net income was a result of an increase in transaction costs and environmental remediation expense, which was partially offset by an increase in rental and interest income.

    Total income for the six months ended June 30, 1997 was $1,323,463 as compared to $1,250,647 for the six months ended June 30, 1996, an increase of approximately $72,800. The increase in total income was a result of a one time settlement of outstanding issues with a major tenant of the Partnership which increased rental income and an increase in interest income as a result of increased funds invested during 1997.

    Total expenses for the six months ended June 30, 1997 were $546,474 as compared to $393,041 for the six months ended June 30,
1996, an increase of approximately $153,400.   The increase in total
expense was primarily due to an increase in transaction costs and environmental remediation expense of approximately $131,300 and $80,000, respectively. Partially offsetting the increase in these expenses was a decrease in valuation fees of $85,200.

Results of Operations - Three Months ended June 30, 1997 and 1996

    Results of operations for the three months ended June 30, 1997 reflected net income of $444,514 compared to net income of $518,186 for the three months ended June 30, 1996, a decrease of approximately $73,700.

    Total income for the three months ended June 30, 1997 was $694,260 as compared to $646,220 for the period ended June 30, 1996, an increase of approximately $48,000. The increase in total income was a result of a one time settlement of outstanding issues with a major tenant of the Partnership which increased rental income and an increase in interest income as a result of increased funds invested during 1997.

    Total expenses for the three months ended June 30, 1997 were $338,078 as compared to $213,596 for the period ended June 30, 1996, an increase of approximately $124,500. The increase in total expense was primarily due to an increase in transaction costs and environmental remediation expense of approximately $81,200 and $80,000, respectively. Partially offsetting the increase in these expenses was a decrease in valuation fees of $42,600.

                PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

    Three legal actions, as hereinafter described, were filed against the General Partners of the Partnership and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger. Each of these actions was brought by Interest Holders of the Partnership. The Partnership and the General Partners and their named affiliates, deny all allegations set forth in the complaints and are vigorously defending against such claims.

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

  B. The Illinois Christman Lawsuit

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

  C. The Scialpi Illinois Lawsuit

    On June 20, 1997, another lawsuit was filed in the United States District Court for the Northern District of Illinois, styled Benjamin Siegel, Rebecca Scialpi, Helen Friedlander, and BHS & Associates, Inc. v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., James L. Brault, Brauvin Real Estate Funds LLC, Brauvin High Yield Fund L.P., Brauvin High Yield Fund II L.P., Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P. docket number 97 C 4450. The Partnership and the Affiliated Partnerships are each named as "Nominal Defendant" in the lawsuit, Jerome J. Brault and the Corporate General Partner of the Partnership, as well as the corporate general partners of the Affiliated Partnerships, have been named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, is also named as a defendant. The complaint has not been served upon any of the defendants.

    Notably, the complaint was filed by two of the same parties, Scialpi and Friedlander, who are plaintiffs in the Florida lawsuit, which is described above. The plaintiffs are also represented by the same lawyers that represent them in the Florida lawsuit.

    The complaint alleges a putative class action consisting of claims that certain Commission rules were violated by making false and misleading statements in the Proxy, the defendants breached their fiduciary duties, and breached the Agreement. The complaint was consolidated with the Christman lawsuit, which is described above, pursuant to General Rule 2.31 of the United States District Court of the Northern District of Illinois, and is presently pending before Judge Gottschall.

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

                    DATE: August 14, 1997



                    BY:   /s/ B. Allen Aynessazian
                          B. Allen Aynessazian
                          Chief Financial Officer and Treasurer

                    DATE: August 14, 1997