Form 10-Q
period 1997-09-30
BRAUVIN HIGH YIELD FUND L P
filed 1997-11-14
CIK 810587

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q



[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended       September 30, 1997


                                or

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

                              INDEX

                                                               Page
PART I  Financial Information

Item 1. Financial Statements . . . . . . . . . . . . . . . . . . .  3

        Balance Sheets at September 30, 1997 and
        December 31, 1996. . . . . . . . . . . . . . . . . . . . .  4

        Statements of Operations for the nine months
        ended September 30, 1997 and 1996. . . . . . . . . . . . .  5

        Statements of Operations for the three months
        ended September 30, 1997 and 1996. . . . . . . . . . . . .  6

        Statements of Partners' Capital for the period
        January 1, 1996 to September 30, 1997. . . . . . . . . . .  7

        Statements of Cash Flows for the nine months
        ended September 30, 1997 and 1996. . . . . . . . . . . . .  8

        Notes to Financial Statements. . . . . . . . . . . . . . .  9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . . . . .  32

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  41

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . .  45

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . .  46

Item 4. Submissions of Matters to a Vote of
        Security Holders . . . . . . . . . . . . . . . . . . . . .  46

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . .  46

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  46

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  47

                  PART I - FINANCIAL INFORMATION


ITEM 1. Financial Statements.

  Except for the December 31, 1996 Balance Sheet, the following Balance Sheet as of September 30, 1997, Statements of Operations for the nine months ended September 30, 1997 and 1996, Statements of Operations for the three months ended September 30, 1997 and 1996, Statements of Partners' Capital for the period January 1, 1996 to September 30, 1997 and Statements of Cash Flows for the nine months ended September 30, 1997 and 1996 for Brauvin High Yield Fund L.P. (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1996 Annual Report on Form 10-K.

                   BRAUVIN HIGH YIELD FUND L.P.
                 (a Delaware limited partnership)

                         BALANCE SHEETS

                                              September 30,    December 31,
                                                  1997            1996
                                             -----------    ------------
ASSETS
Investment in real estate, at cost:
   Land                                      $ 5,768,768    $ 5,768,768
   Buildings                                  13,554,207     13,554,207
                                             -----------    -----------
                                              19,322,975     19,322,975
  Less: Accumulated depreciation              (3,528,735)    (3,238,758)
                                             -----------    -----------
   Net investment in real estate              15,794,240     16,084,217

Investment in Joint Ventures (Note 5):
   Brauvin High Yield Venture                     31,297         32,374
   Brauvin Funds Joint Venture                 2,434,215      2,450,861
   Brauvin Gwinnett County Venture               545,509        550,625
   Brauvin Bay County Venture                    167,618        171,433

Cash and cash equivalents                      3,052,814      2,231,481
Due from affiliates                                   --             20
Prepaid offering costs                            15,703         15,703
Other assets                                       3,329         17,283
                                             -----------    -----------
  Total Assets                               $22,044,725    $21,553,997
                                             ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and accrued
 expenses                                    $    73,308    $    29,018
Environmental remediation accrual                 80,000             --
Tenant security deposits                          51,934             --
Due to affiliates                                  1,922             --
Rent received in advance                          48,298        144,365
                                             -----------    -----------
  Total Liabilities                              255,462        173,383

PARTNERS' CAPITAL:
General Partners                                 164,963        134,218
Interest Holders                              21,624,300     21,246,396
                                             -----------    -----------
  Total Partners' Capital                     21,789,263     21,380,614
                                             -----------    -----------
  Total Liabilities and
   Partners' Capital                         $22,044,725    $21,553,997
                                             ===========    ===========
           See accompanying notes to financial statements.

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

                    STATEMENTS OF OPERATIONS
            For the Nine Months Ended September 30,

                                             1997            1996
                                           ----------     ----------
INCOME:
Rental                                     $1,920,911     $1,847,555
Interest                                       99,844         60,941
Other                                             294            312
                                           ----------     ----------
        Total income                        2,021,049      1,908,808

EXPENSES:
General and administrative                    146,180        136,827
Management fees (Note 3)                       19,072         18,860
Transaction costs (Note 6)                    212,558        233,173
Valuation fees                                     --         89,016
Environmental remediation expense              80,000             --
Depreciation                                  289,977        289,977
                                           ----------     ----------
     Total expenses                           747,787        767,853
                                           ----------     ----------
Income before equity interest in
  joint ventures                            1,273,262      1,140,955

Equity Interest in Joint Venture's
     Net Income:
  Brauvin High Yield Venture                    4,423          4,381
  Brauvin Funds Joint Venture                 213,654        218,842
  Brauvin Gwinnett County Venture              37,238         37,135
  Brauvin Bay County Venture                    8,665             --
                                           ----------     ----------
Net income                                 $1,537,242     $1,401,313
                                           ==========     ==========
Net income allocated to the General
  Partners                                 $   30,745     $   28,026
                                           ==========     ==========
Net income allocated to the Interest
  Holders                                  $1,506,497     $1,373,287
                                           ==========     ==========
Net income per Unit outstanding (a)        $     0.57     $     0.52
                                           ==========     ==========
(a) Net income per Unit was based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Interest Holders were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan (the "Plan").


     See accompanying notes to financial statements

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

                    STATEMENTS OF OPERATIONS
            For the Three Months Ended September 30,

                                                1997          1996
                                             --------       --------
INCOME:
Rental                                       $661,236       $635,857
Interest                                       36,240         22,212
Other                                             110             92
                                             --------       --------
        Total income                          697,586        658,161

EXPENSES:
General and administrative                     33,106         50,608
Management fees (Note 3)                        6,140          6,385
Transaction costs (Note 6)                     65,407        217,344
Valuation fees                                     --          3,816
Depreciation                                   96,660         96,659
                                             --------       --------
     Total expenses                           201,313        374,812
                                             --------       --------
Income before equity interest in
  joint ventures                              496,273        283,349

Equity Interest in Joint Venture's
     Net Income:
  Brauvin High Yield Venture                    1,597          1,482
  Brauvin Funds Joint Venture                  72,915         73,572
  Brauvin Gwinnett County Venture              12,554         12,892
  Brauvin Bay County Venture                    3,190             --
                                             --------       --------
Net income                                   $586,529       $371,295
                                             ========       ========
Net income allocated to the General
  Partners                                   $ 11,731       $  7,426
                                             ========       ========
Net income allocated to the Interest
  Holders                                    $574,798       $363,869
                                             ========       ========
Net income per Unit outstanding (a)          $   0.22       $   0.14
                                             ========       ========
(a) Net income per Unit was based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Interest Holders were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan (the "Plan").


     See accompanying notes to financial statements

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

                STATEMENTS OF PARTNERS' CAPITAL
      For the Period January 1, 1996 to September 30, 1997

                                General       Interest
                                Partners      Holders *     Total
                               -----------  -----------   -----------
Balance, January 1, 1996         $124,295   $20,710,959   $20,835,254
Contributions, net                     --        67,546        67,546
Selling commissions and
 other offering costs                  --       (10,070)      (10,070)
Net income                         36,721     1,799,342     1,836,063
Cash distributions                (26,798)   (1,321,381)   (1,348,179)
                                 --------   -----------   -----------
Balance, December 31, 1996        134,218    21,246,396    21,380,614

Net income                         30,745     1,506,497     1,537,242
Cash distributions                     --    (1,128,593)   (1,128,593)
                                 --------   -----------   -----------
Balance, September 30, 1997      $164,963   $21,624,300   $21,789,263
                                 ========   ===========   ===========



* Total Units outstanding at September 30, 1997 and December 31, 1996 were 2,627,503. Cash distributions to Interest Holders per Unit were approximately $0.43 and $0.50 for the nine months ended September 30, 1997 and the year ended December 31, 1996, respectively. Cash distributions to Interest Holders per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Interest Holders were admitted to the Partnership and additional Units were purchased through the Plan.











         See accompanying notes to financial statements.

                  BRAUVIN HIGH YIELD FUND L.P.

                 (a Delaware limited partnership)

                     STATEMENTS OF CASH FLOWS
                For Nine Months Ended September 30,

                                                    1997        1996
Cash flows from operating activities:
Net income                                     $1,537,242   $1,401,313
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                   289,977      289,977
  Equity interest in Brauvin High
    Yield Venture's net income                     (4,423)      (4,381)
  Equity interest in Brauvin Funds
    Joint Venture's net income                   (213,654)    (218,842)
  Equity interest in Brauvin Gwinnett
    County Venture's net income                   (37,238)     (37,135)
  Equity interest in Brauvin Bay
     County Venture's net income                   (8,665)          --
  Repayment from affiliates                            20          358
  Decrease in other assets                         13,954          600
  Increase in accounts payable
    and accrued expenses                           44,290      163,645
  Increase in environmental remediation
     accrual                                       80,000           --
  Increase in tenant security deposits             51,934           --
  Increase in due to affiliates                     1,922           --
  Decrease in rent received in advance            (96,067)      (5,664)
                                               ----------   ----------
Net cash provided by operating activities       1,659,292    1,589,871

Cash flows from investing activities:
Distributions from Brauvin High Yield Venture       5,500        5,400
Distributions from Brauvin Funds Joint Venture 230,300 235,200 Distributions from Brauvin Gwinnett
  County Venture                                   42,354       42,120
Distributions from Brauvin Bay County Venture      12,480           --
                                               ----------   ----------
  Cash provided by investing activities           290,634      282,720

Cash flows from financing activities:
Sale of Units, net of liquidations, selling
  commissions and other offering costs                 --       56,988
Cash distributions to General Partners                 --      (26,798)
Cash distributions to Interest Holders         (1,128,593)  (1,321,381)
Net cash used in financing activities          (1,128,593)  (1,291,191)
                                               ----------   ----------
Net increase in cash and cash equivalents         821,333      581,400

Cash and cash equivalents at beginning
  of period                                     2,231,481    1,363,085
                                               ----------   ----------
Cash and cash equivalents at end of period     $3,052,814   $1,944,485
                                               ==========   ==========



         See accompanying notes to financial statements.

 (1)       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ORGANIZATION

 BRAUVIN HIGH YIELD FUND L.P. (the "Partnership") is a Delaware limited partnership organized for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office and industrial real estate properties predominantly subject to "triple-net" leases. The General Partners of the Partnership are Brauvin Realty Advisors, Inc. and Jerome J. Brault. Brauvin Realty Advisors, Inc. is owned primarily by Messrs. Brault (beneficially)(44%) and Cezar M. Froelich (44%). Mr. Froelich resigned as a director of the Corporate General Partner in December 1994 and as an individual General Partner effective as of September 17, 1996. Mr. David M. Strosberg resigned as an Individual General Partner effective as of April 23, 1997. Brauvin Securities, Inc., an affiliate of the General Partners, was the selling agent of the Partnership. The Partnership is managed by an affiliate of the General Partners.

 The Partnership was formed on January 6, 1987 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on September 4, 1987. The sale of the minimum of $1,200,000 of depository units representing beneficial assignments of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on November 18, 1987. The Partnership's offering closed on May 19, 1988. A total of $25,000,000 of Units were subscribed for and issued between September 4, 1987 and May 19, 1988, pursuant to the Partnership's public offering. Through September 30, 1997 and December 31, 1996 the Partnership had sold $27,922,102 of Units. This total includes $2,922,102 of Units purchased by Interest Holders who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $1,647,070 have been repurchased by the Partnership from Interest Holders liquidating their investment in the Partnership and have been retired as of September 30, 1997 and December 31, 1996. As of September 30, 1997, the Plan participants have acquired Units under the Plan which approximate 10% of total Units outstanding.

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

 In 1995, the Partnership adopted Statement of Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at September 30, 1997 and December 31, 1996. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the nine months ended September 30, 1997 and 1996.

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

 The fair value estimates presented herein are based on information available to management as of September 30, 1997, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

 The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; due to/from affiliates; accounts payable and accrued expenses; environmental remediation accrual; tenant security deposits; and rents received in advance.

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

 Fees, commissions and other expenses paid or payable to the General Partners or their affiliates for the nine months ended
September 30, 1997 and 1996 were as follows:

                                       1997             1996
                                    -------          -------
Selling commissions                 $    --          $ 9,010
Management fees                      19,072           18,860
Reimbursable operating
  expenses                           90,867           94,674
Legal fees                              267            2,545



  As of September 30, 1997, the Partnership has made all payments to affiliates except for $1,922 related to management fees.

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

(5) INVESTMENT IN JOINT VENTURES

  The Partnership owns equity interests in the Brauvin High Yield Venture, Brauvin Funds Joint Venture, Brauvin Gwinnett County Venture and Brauvin Bay County Venture and reports its investments on the equity method. The following are condensed financial statements for the Brauvin High Yield Venture, Brauvin Funds Joint Venture, Brauvin Gwinnett County Venture and Brauvin Bay County
Venture:
                     BRAUVIN HIGH YIELD VENTURE

                                   September 30,     December 31,
                                       1997              1996
                                    ------------     ------------

Land and buildings, net              $4,952,646        $5,042,833
Other assets                             12,780            18,144
                                     ----------        ----------
                                     $4,965,426        $5,060,977
                                     ==========        ==========

Liabilities                          $   30,614        $   18,442
Partners' capital                     4,934,812         5,042,535
                                     ----------        ----------
                                     $4,965,426        $5,060,977
                                     ==========        ==========

                Nine Months Ended September 30,

                                      1997             1996
                                   ---------        ---------
Rental and other income            $ 542,812        $ 537,179
Expenses:
 Depreciation                         90,187           90,188
 Management fees                       5,684            5,581
 Operating and
  administrative                       4,664            3,286
                                    --------         --------
                                     100,535           99,055
                                    --------         --------
Net Income                          $442,277         $438,124
                                    ========         ========

                             BRAUVIN FUNDS JOINT VENTURE

                                     September 30,    December 31,
                                         1997             1996
                                       ----------      ----------
Land and buildings, net                $4,623,832      $4,706,404
Other assets                              398,781         348,975
                                       ----------      ----------
                                       $5,022,613      $5,055,379
                                       ==========      ==========

Liabilities                            $    1,580      $      374
Partners' capital                       5,021,033       5,055,005
                                       ----------      ----------
                                       $5,022,613      $5,055,379
                                       ==========      ==========

                  Nine Months Ended September 30,

                                         1997          1996
                                       ---------    ---------
Rental and other income                $ 536,572    $ 537,725
Expenses:
 Depreciation                             82,572       82,572
 Management fees                           4,991        5,061
 Operating and
  administrative                          12,981        3,476
                                       ---------     --------
                                         100,544       91,109
                                       ---------     --------
Net Income                             $ 436,028     $446,616
                                       =========     ========

                        BRAUVIN GWINNETT COUNTY VENTURE

                                     September 30,    December 31,
                                         1997            1996
                                       ----------      ----------
Land and buildings, net                $2,299,014      $2,330,758
Other assets                               69,414          59,531
                                       ----------      ----------
                                       $2,368,428      $2,390,289
                                       ==========      ==========

Liabilities                            $   23,823      $   23,820
Partners' capital                       2,344,605       2,366,469
                                       ----------      ----------
                                       $2,368,428      $2,390,289
                                       ==========      ==========
                Nine Months Ended September 30,

                                       1997         1996
                                     --------     --------
Rental and other income              $205,483     $198,607
Expenses:
 Depreciation                          31,744       34,314
 Management fees                        2,178        1,656
 Operating and
  administrative                       12,424        3,941
                                     --------     --------
                                       46,346       39,911
                                     --------     --------
Net Income                           $159,137     $158,696
                                     ========     ========

                   BRAUVIN BAY COUNTY VENTURE

                                        September 30,    December 31,
                                            1997             1996
                                         ----------       ----------
Land and buildings, net                  $1,057,470       $1,069,277
Other assets                                  1,532           13,531
                                         ----------       ----------
                                         $1,059,002       $1,082,808
                                         ==========       ==========

Liabilities                              $    1,191       $    1,155
Partners' capital                         1,057,811        1,081,653
                                         ----------       ----------
                                         $1,059,002       $1,082,808
                                         ==========       ==========


                                         Nine Months Ended September 30,
                                                     1997
                                                   -------
Rental income                                      $82,628

Expenses:
 Depreciation                                       11,807
 Management fees                                       879
 Operating and administrative                       15,783
                                                   -------
                                                    28,469
                                                   -------
Net Income                                         $54,159
                                                   =======

(6) MERGER AND LITIGATION

    Merger

  Pursuant to the terms of an agreement and plan of merger dated as of June 14, 1996, as amended March 24, 1997, June 30, 1997 and September 30, 1997(the "Merger Agreement"), the Partnership proposes to merge with and into Brauvin Real Estate Funds L.L.C., a Delaware limited liability company (the "Purchaser"), affiliated with certain of the General Partners through a merger (the "Merger") of its Units. Promptly upon consummation of the Merger, the Partnership will cease to exist and the Purchaser, as the surviving entity, will succeed to all of the assets and liabilities of the Partnership. The Interest Holders holding a majority of the Units approved the Merger on November 8, 1996. By approving the Merger, the Interest Holders also approved an amendment to the Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction").

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

  The Merger has not been completed primarily due to certain litigation, as described below, that is still pending. The
General Partners believe that these lawsuits are without merit and, therefore, continue to vigorously defend against them.

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

  In accordance with the terms of the Merger Agreement, the General Partners suspended all distributions to Interest Holders; however, as a result of the unforeseen delays brought about by the litigation and the due diligence issues highlighted above, the General Partners felt it was appropriate that an earnings distribution be made to the Interest Holders. Although the terms of the Merger Agreement provide that the Assets being acquired by the Purchaser in connection with the Merger include all earnings of the Partnership from and after August 1, 1996, the Purchaser has agreed to allow the Partnership to make distributions to the Interest Holders of net earnings for the period from and after January 1, 1997 until the Merger is consummated. In exchange, the Partnership has agreed to extend the termination date of the Merger Agreement to December 31, 1997 to allow the Purchaser time to complete its due diligence. Notwithstanding the extension of the termination date, the Partnership and the Purchaser continue to work through the due diligence issues outlined above, with the intent of closing the Merger as soon as possible.

  A distribution of the Partnership's net earnings for the periods January 1, 1997 to March 31, 1997 and April 1, 1997 to June 30, 1997 were made to the Interest Holders on March 31, 1997 and July 15, 1997, respectively in the amounts of approximately $597,600 and $529,000. A distribution of the Partnership's net earnings for the period July 1, 1997 to September 30, 1997 was made to the Interest Holders on October 22, 1997 in the amount of approximately $721,300. Net earnings accruing after September 30, 1997 through the closing date will be included with the final cash distribution to the Interest Holders from the Merger.

  The litigation as described below has now been pending for approximately 14 months. The suits continue to command the time, attention and resources of the Partnership. The General Partners believe the lawsuits are unfounded and without merit. The delay and expense of this action continues to frustrate the will and majority vote of the Interest Holders. Unfortunately, the General Partners are unable to predict when this matter will be resolved, however, the delay is having an adverse effect on the Partnership today as well as on future prospects.

  For example, the 1997 distributions are based on the net earnings of the Partnership for the nine months in 1997. These distributions were lower than prior distributions because the Partnership has incurred significant legal costs to defend against the lawsuit.
The General Partners anticipate that these costs will continue as long as the litigation is pending. In addition, the remaining term on the Partnership's properties' leases continue to shrink. This fact is causing the Partnership to potentially face the risks and costs of lease rollover. This heightened degree of risk may also have an adverse effect on the ultimate value of the Assets. Further, the Partnership's most significant tenant, Ponderosa, has recently closed and vacated four of the Partnership's properties. (The Partnership owns one of them directly and has a joint venture interest in the other three.) The General Partners are working to remedy this situation. The Partnership currently has an agreement to sell one of these assets to a third party not related to either the Purchaser or the Partnership. Although the closing of the restaurants should not have a significant short term effect, it could materially affect the Assets' long term prospects. Unfortunately, these recent developments are some of the exact risks and costs the Partnership was seeking to avoid with the successful completion of the Merger.

   Litigation

  Three legal actions, as hereinafter described, were filed against the General Partners and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger. Each of these actions was brought by Interest Holders of the Partnership. The Partnership and the General Partners and their named affiliates, deny all allegations set forth in the complaints and are vigorously defending against such claims.


  A. The Florida Lawsuit

  On September 17, 1996, a lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, styled Rebecca Scialpi and Helen Friedlander v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., and Brauvin Realty Advisors IV, Inc., James L. Brault, and Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III, and Brauvin Corporate Lease
Program IV, L.P., Docket No. 96012807.   The Partnership and the
other affiliated partnerships named in this lawsuit (the "Affiliated Partnerships") that are proposed to be a party to a merger or sale with the Purchaser, are each named as a "Nominal Defendant" in this lawsuit. The named plaintiffs are not limited partners in the Partnership. Rather, the named plaintiffs are limited partners in Brauvin High Yield Fund L.P. II, one of the Affiliated Partnerships. Jerome J. Brault, the Managing General Partner of the Partnership, and Brauvin Realty Advisors, Inc., the Corporate General Partner of the Partnership, as well as certain corporate general partners of the Affiliated Partnerships, have been named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, is also named as a defendant.


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

  B. The Illinois Christman Lawsuit

  On September 18, 1996, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois, styled M. Barbara Christman, Joseph Forte, Janet M. Toolson, John Archbold, and Ben O. Carroll v. Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., Jerome J. Brault, Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV L.P., Docket No. 96C6025. The Partnership and the Affiliated Partnerships are each named as a "Nominal Defendant" in the lawsuit. Jerome J. Brault and the Corporate General Partner of the Partnership, as well as the corporate general partners of the Affiliated Partnerships, are named as defendants.

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

  On September 27, 1996, counsel for plaintiffs, The Mills Law Firm, mailed a solicitation to all of the Limited Partners, requesting that they revoke their previously-mailed proxies in favor of the Merger. On October 11, 1996, the General Partners filed a counterclaim against plaintiffs and their counsel, The Mills Law Firm, alleging that plaintiffs and The Mills Law Firm violated the federal securities laws and proxy rules by sending their September 27, 1996 letter to the Limited Partners. The plaintiffs and The Mills Law Firm have moved to dismiss this counterclaim. The District Court has taken this motion under advisement and has yet to issue a ruling.

  On October 10 and 11, 1996, the District Court conducted an evidentiary hearing on the motion of the General Partners to invalidate revocations of proxies procured as a result of The Mills Law Firm's September 27, 1996 letter. In that evidentiary hearing, The Mills Law Firm admitted that it violated the proxy rules by sending its September 27, 1996 letter to the Limited Partners without filing such letter with the Commission in violation of the Commission's requirements. At the conclusion of the hearing on October 10 and 11, the District Court found that the General Partners have a likelihood of succeeding on the merits with respect to their claim that the September 27, 1996 letter sent to the Limited Partners by plaintiffs and The Mills Law Firm is false or misleading in several significant respects.

  Notwithstanding this finding, the District Court did not invalidate the revocations of proxies resulting from The Mills Law Firm's September 27, 1996 letter because it did not believe it possessed the authority to do so under present law. This ruling was appealed to the Seventh Circuit Court of Appeals. The Seventh Court of Appeals subsequently dismissed this appeal on the grounds that the appeal was rendered moot by the Limited Partners' approval November 8, 1996 of the Merger.

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

  On April 2, 1997, the Court granted plaintiffs' leave to again amend their complaint. In their second amended complaint, plaintiffs have named the Partnership as a "Nominal Defendant." Plaintiffs have also added a new claim, alleging that the General Partners violated certain of the Commission's rules by making false and misleading statements in the Proxy. Plaintiffs also allege that the General Partners breached their fiduciary duties, breached various provisions of the Agreement, violated the Illinois Deceptive Trade Practice Act, and violated section 17-305 of the Delaware Revised Uniform Limited Partnership Act. The General Partners deny those allegations and will continue to vigorously defend against these claims.

  On April 2, 1997, plaintiffs again requested that the District Court enjoin the closing of the Transaction with the Purchaser. After conducting a lengthy hearing on May 1, 1997, the District Court denied plaintiffs' motion to preliminarily enjoin the closing of the Transaction with the Purchaser. Plaintiffs filed a notice of appeal to the Seventh Circuit Court of Appeals from the District Court's May 1, 1997 order denying plaintiffs' motion to preliminarily enjoin the closing of the Transaction with the Purchaser. This appeal is pending and the parties are currently engaging in discovery.

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

  Notably, the complaint was filed by two of the same parties, Scialpi and Friedlander, who are plaintiffs in the Florida lawsuit, which is described above. As also indicated above, Scialpi and Friedlander are not limited partners of the Partnership, but are limited partners in one of the Affiliated Partnerships, Brauvin High Yield Fund L.P. II. On August 15, 1997 the plaintiffs filed an amended complaint dropping Benjamin Siegel as a plaintiff. The plaintiffs are also represented by the same lawyers that represent them in the Florida lawsuit. Neither the complaint nor the amended complaint has been served upon any of the defendants.

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

(9) SUBSEQUENT EVENT

  On October 22, 1997, the Partnership paid Interest Holders a distribution that totaled approximately $721,300.

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

     The Partnership raised $25,000,000 through its initial offering and an additional $2,922,102, as of September 30, 1997 and December 31, 1996, through Units purchased by certain Interest Holders investing their distributions of Operating Cash Flow in additional Units through the Plan, which process was discontinued when the proxy solicitation process began. As of September 30, 1997 and December 31, 1996, Units valued at $1,647,070 have been repurchased by the Partnership from Interest Holders liquidating their original investment and have been retired. The Partnership has no funds available to purchase additional property.

     Below is a table summarizing the four year historical data for distribution rates per unit:

Distribution
    Date         1997 (a)     1996     1995     1994
                 ------     ------    ------    ------
February 15      $.2274     $.2500    $.2500    $.2500
May 15            .2013      .2500     .2500     .2500
August 15         .2745         --     .2500     .2500
November 15          --         --     .2500     .2625

(a) The 1997 distributions were made on March 31, 1997, July 15,
1997 and October 22, 1997.

  Should the Merger not occur, future increases in the Partnership's distributions will largely depend on increased sales at the Partnership's properties resulting in additional percentage rent and, to a lesser extent on rental increases, which will occur due to increases in receipts from certain leases based upon increases in the Consumer Price Index or scheduled increases of base rent.

  During the period ended September 30, 1997 and the year ended December 31, 1996, the General Partners and its affiliates collected management fees of $17,150 and $24,994, respectively, and received $0 and $26,798 in Operating Cash Flow distributions for the period and year ended September 30, 1997 and December 31, 1996, respectively.

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

  Although the Special Meeting was held and the necessary approvals received, the Merger has not been completed primarily due to the lawsuits that are still pending. The General Partners believe that these lawsuits are without merit, and therefore, continue to vigorously defend against them.

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

  In accordance with the terms of the Merger Agreement, the General Partners suspended all distributions to Interest Holders; however, as a result of the unforeseen delays brought about by the litigation and the due diligence issues highlighted above, the General Partners felt it was appropriate that an earnings distribution be made to the Interest Holders. Although the terms of the Merger Agreement provide that the Assets being acquired by the Purchaser in connection with the Merger include all earnings of the Partnership from and after August 1, 1996, the Purchaser has agreed to allow the Partnership to make distributions to the Interest Holders of net earnings for the period from and after January 1, 1997 until the Merger is consummated. In exchange, the Partnership has agreed to extend the termination date of the Merger Agreement to December 31, 1997 to allow the Purchaser time to complete its due diligence. Notwithstanding the extension of the termination date, the Partnership and the Purchaser continue to work through the due diligence issues outlined above, with the intent of closing the Merger as soon as possible.

  A distribution of the Partnership's net earnings for the periods January 1, 1997 to March 31, 1997 and April 1, 1997 to June 30, 1997 were made to the Interest Holders on March 31, 1997 and July 15, 1997, respectively in the amounts of approximately $597,600 and $529,000. A distribution of the Partnership's net earnings for the period July 1, 1997 to September 30, 1997 was made to the Interest Holders on October 22, 1997 in the amount of approximately $721,300. Net earnings accruing after September 30, 1997 through the closing date will be included with the final cash distribution to the Interest Holders from the Merger.

  The lawsuits as described below have now been pending for approximately 14 months. The suits continue to command the time, attention and resources of the Partnership. The General Partners believe the lawsuits are unfounded and without merit. The delay and expense of this action continues to frustrate the will and majority vote of the Interest Holders. Unfortunately, the General Partners are unable to predict when this matter will be resolved, however the delay is having an adverse effect on the Partnership today as well as on future prospects.

  For example, the 1997 distributions are based on the net earnings of the Partnership for the nine months in 1997. These distributions were lower than prior distributions because the Partnership has incurred significant legal costs to defend against the lawsuit. The General Partners anticipate that these costs will continue as long as the litigation is pending. In addition, the remaining term on the Partnership's properties' leases continue to shrink. This fact is causing the Partnership to potentially face the risks and costs of lease rollover. This heightened degree of risk may also have an adverse effect on the ultimate value of the Assets. Further, the Partnership's most significant tenant, Ponderosa, has recently closed and vacated four of the Partnership's properties. (The Partnership owns one of them directly and has a joint venture interest in the other three.) The General Partners are working to remedy this situation. The Partnership currently has an agreement to sell one of these assets to a third party not related to either the Purchaser or the Partnership. Although the closing of the restaurants should not have a significant short term effect, it could materially affect the Assets' long term prospects. Unfortunately, these recent developments are some of the exact risks and costs the Partnership was seeking to avoid with the successful completion of the Merger.

Results of Operations - Nine months ended September 30, 1997 and
1996

  Results of operations for the Partnership for the nine months ended September 30, 1997 reflected net income of $1,537,242 as compared to $1,401,313 for the nine months ended September 30, 1996, a increase of approximately $135,900. The increase in net income was a result of an increase in rental and interest income, and a decrease in transaction costs and valuation fees, which was partially offset by an increase in environmental remediation expense.

  Total income for the nine months ended September 30, 1997 was $2,021,049 as compared to $1,908,808 for the nine months ended September 30, 1996, an increase of approximately $112,200. The increase in total income was a result of a one time settlement of outstanding issues with a major tenant of the Partnership which increased rental income and an increase in interest income as a result of increased funds invested during 1997.

  Total expenses for the nine months ended September 30, 1997 were $747,787 as compared to $767,853 for the nine months ended September
30, 1996, an decrease of approximately $20,100.   The decrease in
total expense was primarily due to a decrease in transaction costs and valuation fees of approximately $20,600 and $89,000, respectively. Partially offsetting the decrease in these expenses was an increase in environmental remediation expense of $80,000.

Results of Operations - Three Months ended September 30, 1997 and
1996

  Results of operations for the three months ended September 30, 1997 reflected net income of $586,529 compared to net income of $371,295 for the three months ended September 30, 1996, an increase of approximately $215,200.

  Total income for the three months ended September 30, 1997 was $697,586 as compared to $658,161 for the period ended September 30, 1996, an increase of approximately $39,400. The increase in total income was a result of a one time settlement of outstanding issues with a major tenant of the Partnership which increased rental income and an increase in interest income as a result of increased funds invested during 1997.

  Total expenses for the three months ended September 30, 1997 were $201,313 as compared to $374,812 for the period ended September 30, 1996, a decrease of approximately $173,500. The decrease in total expense was primarily due to an decrease in transaction costs and valuation fees of approximately $151,900 and $3,800, respectively.

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

  A. The Florida Lawsuit

  On September 17, 1996, a lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, styled Rebecca Scialpi and Helen Friedlander v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., and Brauvin Realty Advisors IV, Inc., James L. Brault, and Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program
IV, L.P., Docket No. 96012807.   The Partnership and the other
affiliated partnerships named in this lawsuit (the "Affiliated Partnerships") that are proposed to be a party to a merger or sale with the Purchaser, are each named as a "Nominal Defendant" in this lawsuit. The named plaintiffs are not limited partners in the Partnership. Rather, the named plaintiffs are limited partners in Brauvin High Yield Fund L.P. II, one of the Affiliated Partnerships. Jerome J. Brault, the Managing General Partner of the Partnership, and Brauvin Realty Advisors, Inc., the Corporate General Partner of the Partnership, as well as certain corporate general partners of the Affiliated Partnerships, have been named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, is also named as a defendant.

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

  B. The Illinois Christman Lawsuit

  On September 18, 1996, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois, styled M. Barbara Christman, Joseph Forte, Janet M. Toolson, John Archbold, and Ben O. Carroll v. Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., Jerome J. Brault, Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV L.P., Docket No. 96C6025. The Partnership and the Affiliated Partnerships are each named as a "Nominal Defendant" in the lawsuit. Jerome J. Brault and the Corporate General Partner of the Partnership, as well as the corporate general partners of the Affiliated Partnerships, are named as defendants.

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

  On September 27, 1996, counsel for plaintiffs, The Mills Law
Firm, mailed a solicitation to all of the Limited Partners, requesting that they revoke their previously-mailed proxies in favor of the Merger. On October 11, 1996, the General Partners filed a counterclaim against plaintiffs and their counsel, The Mills Law Firm, alleging that plaintiffs and The Mills Law Firm violated the federal securities laws and proxy rules by sending their September 27, 1996 letter to the Limited Partners. The plaintiffs and The Mills Law Firm have moved to dismiss this counterclaim. The District Court has taken this motion under advisement and has yet to issue a ruling.

  On October 10 and 11, 1996, the District Court conducted an evidentiary hearing on the motion of the General Partners to invalidate revocations of proxies procured as a result of The Mills Law Firm's September 27, 1996 letter. In that evidentiary hearing, The Mills Law Firm admitted that it violated the proxy rules by sending its September 27, 1996 letter to the Limited Partners without filing such letter with the Commission in violation of the Commission's requirements. At the conclusion of the hearing on October 10 and 11, the District Court found that the General Partners have a likelihood of succeeding on the merits with respect to their claim that the September 27, 1996 letter sent to the Limited Partners by plaintiffs and The Mills Law Firm is false or misleading in several significant respects.

  Notwithstanding this finding, the District Court did not invalidate the revocations of proxies resulting from The Mills Law Firm's September 27, 1996 letter because it did not believe it possessed the authority to do so under present law. This ruling was appealed to the Seventh Circuit Court of Appeals. The Seventh Court of Appeals subsequently dismissed this appeal on the grounds that the appeal was rendered moot by the Limited Partners' approval November 8, 1996 of the Merger.

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

  On April 2, 1997, the Court granted plaintiffs' leave to again amend their complaint. In their second amended complaint, plaintiffs have named the Partnership as a "Nominal Defendant." Plaintiffs have also added a new claim, alleging that the General Partners violated certain of the Commission's rules by making false and misleading statements in the Proxy. Plaintiffs also allege that the General Partners breached their fiduciary duties, breached various provisions of the Agreement, violated the Illinois Deceptive Trade Practice Act, and violated section 17-305 of the Delaware Revised Uniform Limited Partnership Act. The General Partners deny those allegations and will continue to vigorously defend against these claims.

  On April 2, 1997, plaintiffs again requested that the District Court enjoin the closing of the Transaction with the Purchaser. After conducting a lengthy hearing on May 1, 1997, the District Court denied plaintiffs' motion to preliminarily enjoin the closing of the Transaction with the Purchaser. Plaintiffs filed a notice of appeal to the Seventh Circuit Court of Appeals from the District Court's May 1, 1997 order denying plaintiffs' motion to preliminarily enjoin the closing of the Transaction with the Purchaser. This appeal is pending and the parties are currently engaging in discovery.

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

  Notably, the complaint was filed by two of the same parties, Scialpi and Friedlander, who are plaintiffs in the Florida lawsuit, which is described above. As also indicated above, Scialpi and Friedlander are not limited partners of the Partnership, but are limited partners in one of the Affiliated Partnerships, Brauvin High Yield Fund L.P. II. On August 15, 1997 the plaintiffs filed an amended complaint dropping Benjamin Siegel as a plaintiff. The plaintiffs are also represented by the same lawyers that represent them in the Florida lawsuit. Neither the complaint nor the amended complaint has been served upon any of the defendants.

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

                    DATE: November 14, 1997



                    BY:   /s/ B. Allen Aynessazian
                          B. Allen Aynessazian
                          Chief Financial Officer and Treasurer

                    DATE: November 14, 1997