Form 10-K
period 1997-12-31
BRAUVIN HIGH YIELD FUND L P
filed 1998-03-31
CIK 810587

                        UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K


[X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of  1934

   For the fiscal year ended   December 31, 1997
                                or
[ ]      Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

   For the transition period from               to

   Commission File Number               0-17557


                Brauvin High Yield Fund L.P.
       (Exact name of registrant as specified in its charter)


              Delaware                        36-3569428
   (State or other jurisdiction of       (I.R.S. Employer
    incorporation or organization)      Identification No.)


   30 North LaSalle Street, Chicago, Illinois         60602
    (Address of principal executive offices)       (Zip Code)


                        (312) 759-7660
       (Registrant's telephone number, including area code)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate sales price of the depositary units representing beneficial assignments of limited partnership interests of the registrant (the "Units") to unaffiliated investors of the registrant during the initial offering period was $25,000,000.
This does not reflect market value. This is the price at which the Units were sold to the public during the initial offering period. There is no current market for the Units nor have Units been sold within the last 60 days prior to this filing.

Portions of the Prospectus of the registrant dated September 4, 1987, as supplemented November 24, 1987 and December 28, 1987 and filed pursuant to Rule 424(b) and Rule 424(c) under the Securities Act of 1933, as amended, are incorporated by reference into Parts II, III and IV of this Annual Report on Form 10-K.

                      BRAUVIN HIGH YIELD FUND L.P.
                      1997 FORM 10-K ANNUAL REPORT

                              INDEX
                             PART I                                   Page
Item 1. Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

Item 2. Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .6

Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 18

Item 4. Submission of Matters to a Vote of Security Holders. . . . . . 23

                             PART II

Item 5. Market for the Registrant's Units and Related
        Security Holder Matters. . . . . . . . . . . . . . . . . . . . 24

Item 6. Selected Financial Data. . . . . . . . . . . . . . . . . . . . 25

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations. . . . . . . . . . . . . . 27

Item 7A. Quantitative and Qualitative Disclosures About
        Market Risk. . . . . . . . . . . . . . . . . . . . . . . . . . 36

Item 8. Financial Statements and Supplementary Data. . . . . . . . . . 36

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure. . . . . . . . . . . . . . 36

                             PART III

Item 10. Directors and Executive Officers of the Partnership . . . . . 37

Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . 39

Item 12. Security Ownership of Certain Beneficial Owners
         and Management. . . . . . . . . . . . . . . . . . . . . . . . 41

Item 13. Certain Relationships and Related Transactions. . . . . . . . 42

                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . 43

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 45

                  BRAUVIN HIGH YIELD FUND L.P.
                 (a Delaware limited partnership)

                             PART I

Item 1. Business.

  Brauvin High Yield Fund L.P. (the "Partnership") is a Delaware limited partnership formed in January 1987 for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office and industrial real estate properties predominantly subject to "triple-net" leases. It was anticipated at the time the Partnership first offered its Units (as defined below) that a majority of these properties would be leased to operators of national franchise fast food restaurants, automotive services and convenience stores, as well as banks and savings and loans. The leases would provide for a base minimum annual rent and increases in rent, such as through participation in gross sales above a stated level, fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index. The Partnership sold $25,000,000 in depository units representing beneficial assignments of limited partnership interests (the "Units") commencing September 4, 1987, at $10.00 per Unit (the "Offering") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended. The Offering closed on May 19, 1988. An additional $2,922,102 has been raised through the sale of additional Units pursuant to the Partnership's distribution reinvestment plan (the "Plan") through December 31, 1997. These Units were purchased from the Units reserved for the Plan after the termination of the Offering. As of December 31, 1997, $1,647,070 of Units sold through the Offering have been repurchased by the Partnership from investors liquidating their investment and have been retired. The investors in the Partnership (the "Interest Holders") share in the benefits of ownership of the Partnership's real property investments according to the number of Units each owns.

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

  In accordance therewith, the Partnership entered into an agreement and plan of merger dated as of June 14, 1996, as amended March 24, 1997, June 30, 1997, September 30, 1997 and December 31, 1997 (the "Merger Agreement"), with Brauvin Real Estate Funds L.L.C., a Delaware limited liability company affiliated with certain General Partners (as defined below) of the Partnership (the "Purchaser"). Pursuant to the terms of the Merger Agreement, the Partnership proposes to merge with and into the Purchaser through a merger (the "Merger") of its Units. In connection with the Merger, Interest Holders will receive approximately $9.31 per Unit in cash. Promptly upon consummation of the Merger, the Partnership will cease to exist and the Purchaser, as the surviving entity, will succeed to all of the assets and liabilities of the Partnership. Of the original redemption amount approximately $0.48 has already been distributed to Interest Holders in the December 31, 1997 distribution.

  On November 8, 1996, a special meeting of the Interest Holders (the "Special Meeting") was held at the office of the Partnership where a vote of the Interest Holders was taken and the merger of the Partnership with and into the Purchaser was approved as described in the Partnership's proxy materials dated August 23, 1996. By approving the Merger, the Interest Holders also approved an amendment to the Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction"). Further information regarding the Merger, as supplemented (the "Proxy"), is located in Items 3 and 7 below.

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

 Although management of the Partnership anticipates that the Merger will be consummated it is unable to predict the timing of the closing of the Transaction as the Partnership has been unable to meet the "no material litigation" condition of the Merger. However, the General Partners will seek to close the Merger as soon as possible. Should the Merger not be completed, the General Partners will have to determine whether to continue its operations or attempt to sell some or all of the properties. The Partnership has and continues to compete with many other entities engaged in real estate investment activities. It is not possible for the General Partners to determine at this time what actions they will take in connection with the continuation of the Partnership should the Merger not be completed. The General Partners will evaluate factors such as the economy, the lease terms, the financial strength of the existing tenants and the ability to locate potential purchasers.

Item 2. Properties.

  The Partnership is a landlord only and does not participate in the operations of any of the properties discussed herein. All lease payments due the Partnership are current. All properties are 100% occupied (with the exception of the Buffulo and Logansport properties) and were paid for in cash, without any financing. The General Partners believe that the Partnership's properties are adequately insured.

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

  This property was closed in 1997 but remains current on its rental payments per the terms of the lease.

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

  In connection with the Merger, the Partnership has undertaken environmental studies of potentially affected properties. The Brandon property has been identified by the environmental study as having a potential environmental issue. A remedial investigation and feasibility study has been completed, and the results of that study have been forwarded to the appropriate authorities. The study indicates a range of viable remedial approaches, but agreement has not yet been reached with the authorities on the final remediation approach. The Partnership has accrued its best estimate of the costs that will be incurred to complete the environmental remediation at this property, which is estimated to be $80,000.

  In connection with the purchase of the above property by the Partnership, the Partnership was to be reimbursed by the former owner for environmental clean-up. The Partnership will therefore seek reimbursement of the costs from this former owner. No estimate of the collectibility of this reimbursement can be made at this time.

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

Chenango, New York

  Unit 673 is located at 1261 Front Street. The building consists of 5,402 square feet situated on a 32,712 square foot parcel and was constructed in 1979 utilizing wood siding over concrete block and face brick.

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

  Ponderosa closed this facility on May 27, 1997, but continues to pay rent to the Partnerhsip per the terms of the lease.

Westbourne, Ohio

  Unit 409 is located at 3328 Westbourne Drive. The building consists of 5,400 square feet situated on a 48,000 square foot parcel and was constructed in 1974 using wood siding over wood frame.

Joint Venture Ponderosas:

Louisville, Kentucky

  Unit 110 is located at 4801 Dixie Highway. The building, built in 1969, consists of 5,100 square feet situated on a 62,496 square foot parcel. The building was constructed utilizing wood siding over concrete block with flagstone.

Cuyahoga Falls, Ohio

  Unit 268 is located at 1641 State Road. The building, built in 1973, consists of 5,587 square feet situated on a 40,228 square foot parcel. The building was constructed utilizing wood siding over concrete block.

   In September 1997, Ponderosa and the Partnership agreed to sub-lease this property to a local franchisee. Ponderosa continues to remain responsible to the Partnership for all rent and certain occupancy expenses through the original lease term.

Tipp City, Ohio

  Unit 785 is located at 135 South Garber. The building, built in 1980, consists of 6,080 square feet situated on a 53,100 square foot parcel. The building was constructed utilizing wood siding over concrete block.

  Ponderosa closed this facility on June 1, 1997, but continues to pay rent to the Partnership per the terms of lease.

Mansfield, Ohio

  Unit 850 is located at 1075 Ashland Road. The building, built in 1980, consists of 5,600 square feet situated on a 104,500 square foot parcel. The building was constructed utilizing wood siding over concrete block and flagstone.

  In January 1998, the joint venture sold this closed property to an unaffiliated third party for approximately $750,000. This sale resulted in an immaterial loss to the joint venture partnership.

Tampa, Florida

  Unit 1060 is located at 4420 West Gandy. The building, built in 1986, consists of 5,777 square feet situated on a 50,094 square foot parcel. The building was constructed utilizing wood siding over concrete block.

Mooresville, Indiana

  Unit 1057 is located at 499 South Indiana Street. The building, built in 1981, consists of 6,770 square feet situated on a 63,525 square foot parcel. The building was constructed utilizing wood siding over concrete block.

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

                                                BRAUVIN HIGH YIELD FUND
                                               SUMMARY OF OPERATING DATA
                                                   DECEMBER 31, 1997
                                                                             1997
                                                  PERCENT OF   1997        PERCENT      LEASE
                                    PURCHASE      ORIGINAL    RENTAL      OF RENTAL  EXPIRATION    RENEWAL
        PROPERTIES                  PRICE         UNITS SOLD  INCOME       INCOME      DATES       OPTIONS
49% OF 1 SCANDINAVIAN HEALTH SPA    $ 2,572,500      10.3%   $  350,148      11.9%      2009      4 FIVE YEAR OPTIONS
1% OF 6 PONDEROSA RESTAURANTS            56,850       0.2%        7,172       0.2%      2003      4 FIVE YEAR OPTIONS
23.4% OF 1 COMPUSA STORE                549,900       2.2%       61,050       2.1%      2008      4 FIVE YEAR OPTIONS
20 TACO BELL RESTAURANTS              6,770,707      27.1%    1,078,267      36.5%    2000-2006   NONE
11 PONDEROSA RESTAURANTS             10,087,611      40.3%    1,292,150      43.8%    2003        4 FIVE YEAR OPTIONS
2 CHILDREN'S WORLD LEARNING CENTERS   1,096,078       4.4%      144,144       4.9%    2003-20052  4 FIVE YEAR OPTIONS
16.0% of 1 BLOCKBUSTER
     VIDEO STORE                        162,213        .6%       17,480       0.6%       2006     3 FIVE YEAR OPTIONS
                                    $21,295,859      85.1%   $2,950,411     100.0%

<F1>
NOTE - THE FORMAT OF THIS SCHEDULE DIFFERS FROM THE INCOME STATEMENT OF THE PARTNERSHIP.
       THIS SCHEDULE ALLOCATES THE PARTNERSHIP'S SHARE OF PURCHASE PRICE AND RENTAL INCOME FROM EACH JOINT VENTURE.
       THE INCOME STATEMENT USES THE EQUITY METHOD OF ACCOUNTING, THEREFORE, NO RENTAL INCOME IS RECORDED IN THE RENTAL
       INCOME ACCOUNTS FOR THE JOINT VENTURES.

Risks of Ownership

  The possibility exists that the tenants of the Partnership's properties may be unable to fulfill their obligations pursuant to the terms of their leases, including making base rent or percentage rent payments to the Partnership. Such a default by the tenants or a premature termination of any one of the leases could have an adverse effect on the financial position of the Partnership. Furthermore, the Partnership may be unable to successfully locate a substitute tenant due to the fact that these buildings have been designed or built primarily to house a specific operation. Thus, the properties may not be readily marketable to a new tenant without substantial capital improvements or remodeling. Such improvements may require expenditure of Partnership funds otherwise available for distribution. In addition, because in excess of 40% of the Partnership's cash available for investment has been invested in properties operated as Ponderosa family restaurants and in excess of 36% of the Partnership's rental income is from properties operated as Taco Bells restaurants, the Partnership is subject to some risk of loss should adverse events affect Ponderosa or Taco Bell restaurants and in turn adversely affect the lessees' ability to pay rent to the Partnership.

Item 3. Legal Proceedings.

  Two legal actions, as hereinafter described, are pending against the General Partners of the Partnership and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger. One additional legal action, which was dismissed on January 28, 1998 had also been brought against the General Partners of the Partnership and affiliates of such General Partners, as well as the Partnership on a nominal basis in connection with the Merger. Each of these actions was brought by Interest Holders of the Partnership. With respect to the pending actions the Partnership and the General Partners and their named affiliates deny all allegations set forth in the complaints and are vigorously defending against such claims.

  A. The Dismissed Florida Lawsuit

  On September 17, 1996, a lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, styled Rebecca Scialpi and Helen Friedlander v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., and Brauvin Realty Advisors IV, Inc., James L. Brault, and Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III, and Brauvin Corporate Lease
Program IV, L.P., Docket No. 96012807.   The Partnership and the
other affiliated partnerships named in this lawsuit (the "Affiliated Partnerships") that are proposed to be a party to a merger or sale with the Purchaser, were each named as a "Nominal Defendant" in this lawsuit. The named plaintiffs were not limited partners in the Partnership. Rather, the named plaintiffs are limited partners in Brauvin High Yield Fund L.P. II, one of the Affiliated Partnerships. Jerome J. Brault, the Managing General Partner of the Partnership, and Brauvin Realty Advisors, Inc., the Corporate General Partner of the Partnership, as well as certain corporate general partners of the Affiliated Partnerships, were named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, was also named as a defendant. This lawsuit was dismissed for want of prosecution on January 28, 1998.

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

  The plaintiffs filed an amended complaint on October 8, 1996, which alleges claims for breach of fiduciary duties, breaches of the Agreement, and violation of the Illinois Deceptive Trade Practices Act. The amended complaint seeks injunctive relief, as well as compensatory and punitive damages, relating to the Transaction.

  On October 2, 1996, the District Court certified plaintiffs' proposed class as all of the limited partners of the Partnership and of the Affiliated Partnerships, and appointed plaintiffs' counsel, The Mills Law Firm, as counsel for the class. On October 2, 1996, the District Court also conducted a hearing on plaintiffs' motion to preliminarily enjoin the special meetings of the limited partners and the Transaction. The District Court denied plaintiffs' motion for a preliminary injunction at the conclusion of the October 2, 1996 hearing.

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

  Notwithstanding this finding, the District Court did not invalidate the revocations of proxies resulting from The Mills Law Firm's September 27, 1996 letter because it did not believe it possessed the authority to do so under present law. This ruling was appealed to the Seventh Circuit Court of Appeals. The Seventh Court of Appeals subsequently dismissed this appeal on the grounds that the appeal was rendered moot by the Interest Holders' approval November 8, 1996 of the Merger.

  On October 16, 1996 and on November 6, 1996, the parties filed cross-motions for partial summary judgement addressing the allegation in plaintiffs' amended complaint that the Partnership Agreement does not allow the Interest Holders to vote in favor of or against the Transaction by proxy. These cross-motions for partial summary judgement were taken under advisement by the District Court, and the District Court has yet to issue a ruling.

  On April 2, 1997, the Court granted plaintiffs' leave to again amend their complaint. In their second amended complaint, plaintiffs have named the Partnership as a "Nominal Defendant." Plaintiffs have also added a new claim, alleging that the General Partners violated certain of the rules of the Securities and Exchange Commission's (the "Commission") by making false and misleading statements in the Proxy. Plaintiffs also allege that the General Partners breached their fiduciary duties, breached various provisions of the Agreement, violated the Illinois Deceptive Trade Practice Act, and violated section 17-305 of the Delaware Revised Uniform Limited Partnership Act. The General Partners deny those allegations and will continue to vigorously defend against these claims.

  On April 2, 1997, plaintiffs again requested that the District Court enjoin the closing of the Transaction. After conducting a lengthy hearing on May 1, 1997, the District Court denied plaintiffs' motion to preliminarily enjoin the closing of the Transaction. Plaintiffs filed a notice of appeal to the Seventh Circuit Court of Appeals from the District Court's May 1, 1997 order denying plaintiffs' motion to preliminarily enjoin the closing of the Transaction. This appeal was dismissed by the Seventh District Court of Appeals on January 23, 1998 based on the appellate courts finding that the District Courts order of January 16, 1998 rendered the appeal moot.

  On January 16, 1998, by agreement of the Partnership and the General Partner and pursuant to a motion of the General Partner, the District Court entered an order preventing the Partnership and the General Partners from completing the Merger, or otherwise disposing of all or substantially all of the Partnership's assets, until further order from the Court.

  On January 28, 1998 the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with the authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation.

  C. The Scialpi Illinois Lawsuit

  On June 20, 1997, another lawsuit was filed in the United
States District Court for the Northern District of Illinois, styled Benjamin Siegel, Rebecca Scialpi, Helen Friedlander, and BHS & Associates, Inc. v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., James L. Brault, Brauvin Real Estate Funds LLC, Brauvin High Yield Fund L.P., Brauvin High Yield Fund II L.P., Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P. docket number 97 C 4450. The Partnership and the Affiliated Partnerships are each named as "Nominal Defendant" in the lawsuit. Jerome J. Brault and the Corporate General Partner of the Partnership, as well as the corporate general partners of the Affiliated Partnerships, have been named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, is also named as a defendant.

  Notably, the complaint was filed by two of the same parties, Scialpi and Friedlander, who were plaintiffs in the Florida lawsuit, which is described above. As also indicated above, Scialpi and Friedlander are not limited partners of the Partnership, but are limited partners in one of the Affiliated Partnerships, Brauvin High Yield Fund L.P. II. On August 15, 1997 the plaintiffs filed an amended complaint dropping Benjamin Siegel as a plaintiff. The plaintiffs are also represented by the same lawyers that represented them in the Florida lawsuit.

  The complaint alleges a putative class action consisting of claims that certain Commission rules were violated by making false and misleading statements in the Proxy, the defendants breached their fiduciary duties and breached the Agreement. The complaint was consolidated with the Christman lawsuit, which is described above, pursuant to General Rule 2.31 of the United States District Court of the Northern District of Illinois. The General Partners deny these allegations and intend to vigorously defend against these claims. There have been no material developments with respect to this lawsuit since it was filed on June 20, 1997.

ITEM 4. Submission Of Matters To a Vote of Security Holders.

        None.

                             PART II

Item 5.  Market for the Registrant's Units and Related Security
         Holder Matters.

  At December 31, 1997, there were approximately 1,839 Interest Holders in the Partnership. There is no established public trading market for Units and it is not anticipated that there will be a public market for Units. Neither the General Partners nor the Partnership are obligated, but reserve the right, to redeem or repurchase Units. Units may also be purchased by the Plan in certain instances. Any Units so purchased shall be retired. However, there is no intent to redeem or purchase Units pending the Merger.

  Pursuant to the terms of the Agreement, there are restrictions on the ability of the Interest Holders to transfer their Units.
In all cases, the General Partners must consent to the substitution of an Interest Holder.

  Cash distributions to Interest Holders for 1997, 1996 and 1995 were $3,753,547, $1,321,381 and $2,600,149, respectively. Prior to the commencement of the Partnership's proxy solicitation in August 1996, distributions were paid four times per year, within 60 days following the end of each calendar quarter. See Item 7. All distributions represent cash flow from operations. No amount distributed was a return of capital. Pursuant to the terms of the Merger Agreement, net income after August 1, 1996 accrues to the Purchaser. Since the net income of the Partnership after August 1, 1996 accrues to the Purchaser, no distributions of net income were paid to the Interest Holders for the two months of August and September 1996 and the quarter ended December 31, 1996. As a result of the delays in closing the Merger, the Purchaser has agreed to allow periodic distributions of net income relating to the period from and after January 1, 1997 until the Merger is consummated. See Item 7.

                             BRAUVIN HIGH YIELD FUND L.P.
                           (a Delaware limited partnership)
                   (Not Covered By Independent Auditor's Report)

Item 6.     Selected Financial Data.

        Years Ended December 31, 1997, 1996 and 1995

                                           1997         1996         1995
Selected Income Statement Data:
Rental Income                           $2,514,561   $ 2,447,036 $ 2,502,755
Interest and other Income                  137,130        88,582      63,650
Net Income                               2,006,768     1,836,063   2,367,443
Net Income Per Unit (a)                 $     0.75   $      0.69 $      0.91

Selected Balance Sheet Data:

Cash and Cash Equivalents              $ 1,030,464   $ 2,231,481 $ 1,363,085
Land and Buildings                      19,322,975    19,322,975  19,322,975
Investment in Brauvin High
 Yield Venture                              31,007        32,374      33,746
Investment in Brauvin Funds
 Joint Venture                           2,431,037     2,450,861   2,472,647
Investment in Brauvin
 Gwinnett County Venture                   543,333       550,625     557,389
Investment in Brauvin Bay
 County Venture                            166,329       171,433          --
Total Assets                            19,917,525    21,553,997  20,932,600
Cash Distributions to
 General Partners                               --        26,798      52,869
Cash Distributions to
 Interest Holders (b)                    3,753,547     1,321,381   2,600,149
Cash Distributions to
 Interest Holders Per
 Unit(a)                               $      1.43    $     0.50  $     1.00

(a) Net income per Unit and cash distributions to Interest Holders per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the date Interest Holders were admitted to the Partnership and additional Units were purchased through the Plan.

(b) This includes $1,989, $8,682 and $9,209 paid to various states for income taxes on behalf of all Interest Holders for the years 1997, 1996 and 1995, respectively.

  The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

                BRAUVIN HIGH YIELD FUND L.P.
               (a Delaware limited partnership)
         (Not Covered By Independent Auditor's Report)

Item 6.   Selected Financial Data - continued.

          Years Ended December 31, 1994 and 1993

                                             1994            1993

Selected Income Statement Data:
Rental Income                            $ 2,494,203     $ 2,432,331
Interest and other Income                     27,682          26,909
Net Income                                 2,296,122       2,189,394
Net Income Per Unit (a)                  $      0.87            0.84

Selected Balance Sheet Data:

Cash and Cash Equivalents                $ 1,016,066     $   857,383
Land and Buildings                        19,322,975      19,322,975
Investment in Brauvin High
 Yield Venture                                34,179          36,494
Investment in Brauvin Funds
 Joint Venture                             2,494,341       2,511,957
Investment in Brauvin
 Gwinnett County Venture                     569,626         582,573
Total Assets                              21,010,763      21,285,952

Cash Distributions to
 General Partners                             53,233          52,853
Cash Distributions to
 Interest Holders (b)                      2,616,758       2,590,902
Cash Distributions to
 Interest Holders Per
 Unit(a)                                 $      1.01     $      1.01

(a) Net income per Unit and cash distributions to Interest Holders per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the date Interest Holders were admitted to the Partnership and additional Units were purchased through the Plan.

(b) This includes $8,342 and $6,873 paid to various states for income taxes on behalf of all Interest Holders for the years 1994 and 1993, respectively.

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

Year 2000

  In 1997, the Partnership initiated the conversion from its existing accounting software to a program that is year 2000 compliant. Management has determined that the year 2000 issue will not pose significant operational problems for its computer system. All costs associated with this conversion are being expensed as incurred; and are immaterial.

  Also in 1997, management of the Partnership initiated formal communications with all of its significant third party vendors, service providers and financial institutions to determine the extent to which the Partnership is vulnerable to those third parties' failure to remedy their own year 2000 issues. There can be no guarantee that the systems of these third parties' will be timely converted and would not have an adverse effect on the Partnership.

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

  The Partnership raised $25,000,000 through its initial offering and an additional $2,922,102, as of December 31, 1997, through Units purchased by certain Interest Holders investing their distributions of Operating Cash Flow in additional Units through the Plan, which process continued until the proxy solicitaiton process began. As of December 31, 1997, Units valued at $1,647,070 have been repurchased by the Partnership from Interest Holders liquidating their original investment and have been retired. The Partnership has no funds available to purchase additional property, excluding those raised through the Plan.

  Below is a table summarizing the four year historical data for distribution rates per unit:

Distribution
    Date         1997 (a)  1996     1995      1994

February 15      $.2274   $.2500   $.2500    $.2500
May 15            .2013    .2500    .2500     .2500
August 15         .2745       --    .2500     .2500
November 15       .7245       --    .2500     .2625

(a) The 1997 distributions were made on March 31, 1997, July 15,
1997, October 22, 1997 and December 31, 1997.

  Per the terms of the cash out Merger, the Partnership's net earnings from April 1996 through July 1996 were to be distributed to the Interest Holders in conjunction with the closing of the Merger. However, because of the lengthy delay and the uncertainty of the ultimate closing date, the General Partner decided to make a significant distribution on December 31, 1997 of the Partnership's earnings. This distribution will not change the effective sales price being received by the Partnership through the Merger; it will only adjust the timing of the payout dollar for dollar based on these earnings being distributed now. In addition, included in the December 31, 1997 distribution was any prior period earnings including amounts previously reserved for anticipated closing costs. These reserves will be re-established by the Partnership immediately once a definitive closing date is scheduled.

  During the years ended December 31, 1997, 1996 and 1995, the General Partners and their affiliates collected management fees of $24,929, $24,994 and $24,998, respectively, and received $0, $26,798 and $52,869 in Operating Cash Flow distributions for the years ended December 31, 1997, 1996 and 1995, respectively. In Janaury 1998, the Partnership paid the General Partners approximately $75,500 as an operating cash flow distribution for the year ended December 31, 1997.

  Should the Merger not occur, future increases in the Partnership's distributions will largely depend on increased sales at the Partnership's properties resulting in additional percentage rent and, to a lesser extent, on rental increases which will occur due to increases in receipts from certain leases based upon increases in the Consumer Price Index or scheduled increases of base rent.

  Pursuant to the terms of the Merger Agreement, the Interest Holders will receive approximately $9.31 per Unit in cash, of this amount approximately $0.48 has already been distributed to Interest Holders in the December 31, 1997 distribution. Promptly upon consummation of the Merger, the Partnership will cease to exist and the Purchaser, as the surviving entity, will succeed to all of the assets and liabilities of the Partnership. The Interest Holders holding a majority of the Units approved the Merger on November 8, 1996.

  The Partnership drafted a proxy statement, which required prior review and comment by the Securities and Exchange Commission, to solicit proxies for use at the Special Meeting originally scheduled to be held at the offices of the Partnership on September 24, 1996. As a result of various legal issues, as described in Item 3, the Special Meeting was adjourned to November 8, 1996 at 9:00 a.m. The purpose of the Special Meeting was to vote upon the Merger and certain other matters as described in the Proxy.

  By approving the Merger, the Interest Holders also approved an amendment to the Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction"). The Delaware Revised Uniform Limited Partnership Act (the "Act") provides that a merger must also be approved by the general partners of a partnership, unless the limited partnership agreement provides otherwise. Because the Agreement did not address this matter, at the Special Meeting, Interest Holders holding a majority of the Units were also asked to approve the adoption of an amendment to the Agreement to allow the majority vote of the Interest Holders to determine the outcome of the Transaction with the Purchaser without the vote of the General Partners. Neither the Act nor the Agreement provides the Interest Holders not voting in favor of the Transaction with dissenters' appraisal rights.

  The redemption price to be paid to the Interest Holders in connection with the Merger is based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. Cushman & Wakefield determined the fair market value of the Assets on April 1, 1996 to be $23,198,450, or $8.83 per Unit. Subsequently, the Partnership purchased a 16% interest in Brauvin Bay County Venture. Based on the terms of the Merger Agreement, the fair market value of the Assets will be increased by the amount of the investment in Brauvin Bay County Venture, and correspondingly, the Partnership's cash holdings were reduced by the same amount and therefore the total redemption amount remains unchanged. The redemption price of $9.31 per Unit also includes all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time at the filing of the certificate of merger, including reasonable reserves in connection with: (i) the proxy solicitation;
(ii) the Transaction (as detailed in the Merger Agreement); and
(iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations. Of the original cash redemption amount approximately $0.48 has been distributed to Interest Holders in the December 31, 1997 distribution.

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

  Mr. Jerome J. Brault is the Managing General Partner of the Partnership and Brauvin Realty Advisors, Inc. is the Corporate General Partner. On April 23, 1997, Mr. David M. Strosberg resigned as an Individual General Partner of the Partnership. Mr. Cezar M. Froelich resigned his position as an Individual General Partner of the Partnership effective as of September 17, 1996. The General Partners will not receive any payment in exchange for the redemption of their general partnership interests nor will they receive any fees from the Partnership in connection with the Transaction. The remaining General Partners do not believe that Mr. Strosberg's or Mr. Froelich's lack of involvement has had an adverse effect, and should not in the future have any adverse effect, on the operations of the Partnership.

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

  Although the Special Meeting was held and the necessary approvals received, the Merger has not been completed primarily due to the lawsuits that are still pending (see Item 3). The General Partners believe that these lawsuits are without merit and, therefore, continue to vigorously defend against them.

  Following receipt of Interest Holder approval, representatives of the Purchaser commenced in earnest the finalization of the Purchaser's financing and its due diligence review of the assets of the Partnership and those of the Affiliated Partnerships. The due diligence process revealed certain concerns relating to potential environmental problems at some of the properties of the Partnership and the Affiliated Partnerships. The due diligence review has also raised questions regarding the interpretation of certain terms in the leases governing some of the Partnership's and the Affiliated Partnerships' properties. A very significant tenant is interpreting certain purchase options contained in its leases in a way that would cause the value of the properties leased by such tenant to be significantly below the Cushman & Wakefield appraised value.
Members of management of the Partnership and the Affiliated Partnerships have been working diligently with the Purchaser to assess these risks and to resolve them in a way that will allow the Merger and the related transactions to be consummated without any changes to the terms or the Merger price.

  In accordance with the terms of the Merger Agreement, the General Partners suspended all distributions to Interest Holders; however, as a result of the unforeseen delays brought about by the litigation and the due diligence issues highlighted above, the General Partners felt it was appropriate that an earnings distribution be made to the Interest Holders. Although the terms of the Merger Agreement provide that the Assets being acquired by the Purchaser in connection with the Merger include all earnings of the Partnership from and after August 1, 1996, the Purchaser has agreed to allow the Partnership to make distributions to the Interest Holders of net earnings for the period from and after January 1, 1997 until the Merger is consummated. In exchange, the Partnership has agreed to extend the termination date of the Merger Agreement to March 31, 1998 to allow the Purchaser time to complete its due diligence. It is anticipated that the Merger Agreement will be extended past March 31, 1998 in the hope that the pending litigation will be resolved.

  A distribution of the Partnership's net earnings for the periods January 1, 1997 to March 31, 1997, April 1, 1997 to June 30, 1997,
July 1, 1997 to September 30, 1997 and October 1, 1997 to December 31, 1997 was made to the Interest Holders on March 31, 1997, July 15, 1997, October 22, 1997 and December 31, 1997 in the amount of approximately $597,600, $529,000, $721,300 and $1,903,600, respectively. In addition, distributions of approximately $2,000 were paid to various states for income taxes on behalf of all Interest Holders during 1997.

  The litigation as described in Item 3, has now been pending for approximately 17 months. The suits continue to command the time, attention and resources of the Partnership. The General Partners believe the lawsuits are unfounded and without merit. The delay and expense of this action continues to frustrate the will and majority vote of the Interest Holders. Unfortunately, the General Partners are unable to predict when this matter will be resolved, however, the delay is having an adverse effect on the Partnership today as well as on future prospects.

  For example, the 1997 distributions are based on the net earnings of the Partnership in 1997. These distributions were lower than prior distributions because the Partnership has incurred significant legal costs to defend against the lawsuit. In addition, the remaining term on the Partnership's properties' leases continue to shrink. This fact is causing the Partnership to potentially face the risks and costs of lease rollover. This heightened degree of risk may also have an adverse effect on the ultimate value of the Assets. Further, the Partnership's most significant tenant, Ponderosa, has recently closed and vacated four of the Partnership's properties. (The Partnership owns one of them directly and has a joint venture interest in the other three.) The General Partners are working to remedy this situation. The Partnership currently has an agreement to sell one of these assets to a third party not related to either the Purchaser or the Partnership. Although the closing of the restaurants should not have a significant short term effect, it could materially affect the Assets' long term prospects. Unfortunately, these recent developments are some of the exact risks and costs the Partnership was seeking to avoid with the successful completion of the Merger.

Results of Operations - Years ended December 31, 1997 and 1996

   Results of operations for the Partnership for the year ended
December 31, 1997 reflected net income of $2,006,768 as compared to $1,836,063 for the year ended December 31, 1996, an increase of approximately $170,700.

  Total income for the year ended December 31, 1997 was $2,651,691 as compared to $2,535,618 for the year ended December 31, 1996, an increase of approximately $116,100. Total income was effected by an increase in interest income as a result of the Partnership having more funds invested during 1997 as a result of certain provisions of the Transaction, and an increase in percentage rent at certain of the Partnership's properties.

  Total expenses for the year ended December 31, 1997 were $997,660 as compared to $1,047,225 for the year ended December 31, 1996, a decrease of approximately $49,600. The decrease in expenses is primarily the result of: (i) reduced legal and other professional fees paid or accrued as a result of the Transaction in 1997 when compared to the 1996 period; and (ii) the Partnership's hiring of an independent real estate company in 1996 to conduct property valuations to provide a valuation of the Units to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended.

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

  Total income for the year ended December 31, 1996 was $2,535,618 as compared to $2,566,405 for the year ended December 31, 1995, a decrease of approximately $30,800. Total income was effected by an increase in interest income as a result of the Partnership having more funds invested during 1996, however, this increase in interest income was offset by a decline in percentage rent at certain of the Partnership's properties during 1996.

  Total expenses for the year ended December 31, 1996 were $1,047,225 as compared to $545,438 for the year ended December 31, 1995, an increase of approximately $501,800. The increase in expenses was primarily the result of: (i) legal and other professional fees paid or accrued as a result of the Transaction; and (ii) the Partnership hiring an independent real estate company to conduct property valuations to provide a valuation of the Units to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended.

Results of Operations - Years ended December 31, 1995 and 1994

  Results of operations for 1995 reflected net income of $2,367,443. Net income for 1995 increased by approximately $71,000 over 1994 due primarily to increased interest income of approximately $36,000 a result of the Partnership's accumulating cash reserves for the possible acquisition of an additional property. Net income also increased due to a decrease in the amortization of deferred organization costs and other assets of approximately $24,000, which was the result of the full amortization of these items in 1994.

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

Item 7A. Quantitative and Qualitative Disclosures About Market
         Risk

  The Partnership does not engage in any hedge transactions or derivative financial instruments.

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

  Mr. Jerome J. Brault . . . .Chairman of the Board of Directors,
                              President, Chief Executive Officer
                              and Director

  Mr. B. Allen Aynessazian. . Treasurer and Chief Financial
                              Officer

  Mr. James L. Brault . . . . Vice President and Secretary

  The business experience during the past five years of the General Partners and the principal officers and directors of the Corporate General Partner are as follows:

  MR. JEROME J. BRAULT (age 64) chairman of the board of directors, president and chief executive officer of the Corporate General Partner, as well as a principal shareholder of the Corporate General Partner. He is an officer of Brauvin Real Estate Funds, L.L.C. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of six other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

  MR. JAMES L. BRAULT (age 37) is a vice president and secretary and is responsible for the overall operations of the Corporate General Partner and other affiliates of the Corporate General Partner. He is an officer of Brauvin Real Estate Funds, L.L.C. He is an officer of various Brauvin entities which act as the general partners of six other publicly registered real estate programs. Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary for Brauvin Net Lease V, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

  MR. B. ALLEN AYNESSAZIAN (age 33) is the treasurer and chief financial officer of the Corporate General Partner and other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin publicly registered real estate programs, including Brauvin Net Lease V, Inc. He is responsible for the overall financial accounting of Brauvin Management Company, Brauvin Financial, Inc. and related partnerships. He is also responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in August 1996. Prior to that time, he was the chief financial officer of Giordano's Enterprises, a privately held, 40-restaurant, family-style pizza chain in the Chicago metropolitan area where he worked since 1989. While at Giordano's, Mr. Aynessazian was responsible for all accounting functions, lease negotiations and financings of new restaurants, equipment and general corporate debt. From 1987 to 1989, Mr. Aynessazian worked in the accounting compliance and tax department of KPMG Peat Marwick. Mr. Aynessazian is a certified public accountant.

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

  The General Partners are entitled to receive Acquisition Fees for services rendered in connection with the selection, purchase, construction or development of any property by the Partnership whether designated as real estate commissions, acquisition fees, finders' fees, selection fees, development fees, construction fees, non-recurring management fees, consulting fees or any other similar fees or commissions, however treated for tax or accounting purposes. Aggregate Acquisition Fees payable to all persons in connection with the purchase of Partnership properties may not exceed such compensation as is customarily charged in arm's-length transactions by others rendering similar services as an ongoing public activity in the same geographic locale and for comparable properties. The aggregate Acquisition Fees to be paid to the General Partners and their affiliates shall not exceed 4-1/2% of the gross proceeds of the Offering. In addition, an additional Acquisition Fee may be paid to the General Partners and its affiliates to the extent of excess working capital reserves (as defined). No acquisition fees were paid in 1997 or 1995. An acquisition fee of $8,588 was paid in 1996 related to the Bay County Venture purchase.

  An affiliate of the General Partners may provide leasing and re-leasing services to the Partnership in connection with the management of Partnership properties. The maximum property management fee to the General Partners or their affiliates shall be equal to 1% of the gross revenues of each Partnership property or interest therein; however, the receipt of such property management fees by the General Partners or their affiliates is subordinated to the receipt by the Interest Holders of a 10% non-cumulative, non-compounded annual return on Adjusted Investment. In 1997, 1996 and 1995, the Partnership paid management fees of $22,754, $24,994, and $24,998, respectively, to affiliates of the General Partners.

 (c, d, e & f) Not applicable.

 (g) The Partnership has no employees and pays no employee or director compensation.

 (h & i)       Not applicable.

 (j)           Compensation Committee Interlocks and Insider
               Participation. Since the Partnership has no employees, it did not have a compensation committee and is not responsible for the payment of any compensation.

 (k)           Not applicable.

 (l)           Not applicable.

 The following is a summary of all fees, commissions and other expenses paid or payable to the General Partners or their affiliates for the years ended December 31, 1997, 1996 and 1995:

                                    1997      1996       1995

 Selling commissions               $    --   $ 9,010   $34,935
 Management fees                    24,929     24,994   24,998
 Reimbursable operating expenses   146,195   118,764    69,808
 Legal fees                            267      2,737      349
 Acquisition fees                       --      8,588       --
 Transaction costs                      --    10,854        --

 As of December 31, 1997, the Partnership has made all payments to affiliates except for $2,175 related to management fees.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

 (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

 (b) One of the former Individual General Partners of the Partnership purchased $5,000 of the Units. No officers or directors of the Corporate General Partner own any Units.


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

Item 13. Certain Relationships and Related Transactions.

 (a & b) The Partnership is entitled to engage in various transactions involving affiliates of the Corporate General Partner, as described in the section of the Partnership's Prospectus, as supplemented, entitled "Compensation Table" and "Conflicts of Interest" at pages 11 to 16 and the section of the Agreement entitled "Rights, Duties and Obligations of General Partners" at pages A-19 to A-25 of the Agreement. The relationship of the Corporate General Partner to its affiliates is set forth in Item 10. Cezar M. Froelich, a former Individual General Partner and a shareholder of the Corporate General Partner, is a principal of the law firm of Shefsky & Froelich Ltd., which firm acted as securities and real estate counsel to the Partnership and certain of its affiliates.

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

 (3)        Exhibits required by the Securities and Exchange . . . . . . .
            Commission Regulation S-K Item 601:

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

(b) Form 8-K.
    None.

(c) An annual report for the fiscal year 1997 will be sent to the Interest Holders subsequent to this filing.

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

   Exhibit No.         Description

   (10)(b)(1)   Management Agreement

   (28)         Pages 9-16 of the Partnership's Prospectus dated
                September 4, 1987 as supplemented, and pages A-12 to A-17 and A-19 to A-25 of the Agreement.

  The following exhibits are incorporated by reference to the Registrant's definitive proxy statement dated August 23, 1996 (File No. 0-17557):

   Exhibit No.  Description

   (10)(c)      Merger Agreement.

  The following exhibit is incorporated by reference to the Registrant's fiscal year ended December 31, 1996 Form 10-K (File No. 0-17557):

   (10)(d)      First Amendment and Waiver to Agreement and Plan of
                Merger.

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

                         By:/s/ Jerome J. Brault
                             Jerome J. Brault
                             Chairman of the Board of Directors,
                             President and Chief Executive Officer

                         By:/s/ B. Allen Aynessazian

                             B. Allen Aynessazian
                             Chief Financial Officer and Treasurer

                         By:/s/ James L. Brault
                              James L. Brault
                              Vice President and Secretary


                        INDIVIDUAL GENERAL PARTNER


                        /s/ Jerome J. Brault
                                   Jerome J. Brault



DATED: March 31, 1998



             INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                     Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . .      F-2

Financial Statements:

  Balance Sheets, December 31, 1997 and 1996 . . . . . . . . . .      F-3

  Statements of Operations, for the years ended
  December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . .      F-4

  Statements of Partners' Capital, for the years ended
  December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . .      F-5

  Statements of Cash Flows, for the years ended
  December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . .      F-6

  Notes to Financial Statements. . . . . . . . . . . . . . . . .      F-7

Schedule III -- Real Estate and Accumulated
  Depreciation, December 31, 1997. . . . . . . . . . . . . . . .      F-30

All other schedules provided for in Item 14(a)(2) of Form 10-K are either not required, or are inapplicable, or not material.

                        INDEPENDENT AUDITORS' REPORT

To the Partners
Brauvin High Yield Fund L.P.
Chicago, Illinois

We have audited the accompanying balance sheets of Brauvin High Yield Fund L.P. (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index to Financial Statements and Schedule on page F-1. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Brauvin High Yield Fund L.P. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 7, 1998

                          BRAUVIN HIGH YIELD FUND L.P.
                       (a Delaware limited partnership)

                                BALANCE SHEETS

                                          December 31,   December 31,
                                              1997           1996
ASSETS
Investment in real estate, at cost:
   Land                                       $ 5,768,768  $ 5,768,768
   Buildings                                   13,554,207   13,554,207
                                               19,322,975   19,322,975
   Less: Accumulated depreciation             (3,625,393)  (3,238,758)
   Net investment in real estate               15,697,582   16,084,217

Investment in Joint Ventures (Note 6):
   Brauvin High Yield Venture                      31,007       32,374
   Brauvin Funds Joint Venture                  2,431,037    2,450,861
   Brauvin Gwinnett County Venture                543,333      550,625
  Brauvin Bay County Venture                      166,329      171,433
Cash and cash equivalents                       1,030,464    2,231,481
Due from affiliates                                    --           20
Prepaid offering costs                             15,703       15,703
Other assets                                        2,070       17,283
       Total Assets                           $19,917,525  $21,553,997

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and accrued
 expenses                                     $   118,882  $    29,018
Environmental remediation
 accrual                                           80,000           --
Rent received in advance                           30,699      144,365
Tenant security deposits                           51,934           --
Due to affiliates                                   2,175           --
       Total Liabilities                          283,690      173,383

PARTNERS' CAPITAL:
General Partners                                  174,353      134,218
Interest Holders                               19,459,482   21,246,396
       Total Partners' Capital                 19,633,835   21,380,614

       Total Liabilities and
        Partners' Capital                     $19,917,525  $21,553,997

            See accompanying notes to financial statements

                          BRAUVIN HIGH YIELD FUND L.P.
                       (a Delaware limited partnership)

                             STATEMENTS OF OPERATIONS
                         For the years ended December 31,

                                      1997           1996         1995
INCOME
Rental                             $2,514,561   $2,447,036    $2,502,755
Interest and other                    137,130       88,582       63,650
     Total income                   2,651,691    2,535,618    2,566,405

EXPENSES
General and administrative            218,565      189,729      133,805
Management fees (Note 3)               24,929       24,994       24,998
Transaction costs (Note 7)            287,531      356,850           --
Valuation fees                             --       89,016           --
Depreciation                          386,635      386,636      386,635
Environmental remediation
  expense                              80,000           --           --
     Total expenses                   997,660    1,047,225      545,438

Income before equity interest
 in joint ventures                  1,654,031    1,488,393    2,020,967

Equity Interest in Joint
 Ventures' Net Income:
Brauvin High Yield Venture              5,833        5,828        5,967
Brauvin Funds Joint Venture           286,426      291,814      291,906
Brauvin Gwinnett County
 Venture                               49,102       49,396       48,603
Brauvin Bay County Venture             11,376          632           --

Net Income                         $2,006,768   $1,836,063   $2,367,443

Net income allocated to the
 General Partners                  $   40,135   $   36,721   $   47,349

Net income allocated to the
 Interest Holders                  $1,966,633   $1,799,342   $2,320,094
Net income per
 Unit outstanding (a)              $     0.75   $     0.69   $     0.91

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

           See accompanying notes to financial statements

                          BRAUVIN HIGH YIELD FUND L.P.
                       (a Delaware limited partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
             For the years ended December 31, 1997, 1996 and 1995

                               General       Interest
                              Partners       Holders *    Total

BALANCE at January 1, 1995     $129,815    $20,631,058 $20,760,873

Contributions, net                   --        399,001     399,001
Selling commissions and other
 offering costs                      --       (39,045)    (39,045)
Net income                       47,349      2,320,094   2,367,443
Cash distributions             (52,869)    (2,600,149) (2,653,018)
Balance, December 31, 1995      124,295     20,710,959  20,835,254

Contributions, net                   --         67,546      67,546
Selling commissions and
 other offering costs                --       (10,070)    (10,070)
Net income                       36,721      1,799,342   1,836,063
Cash distributions              (26,798)   (1,321,381) (1,348,179)
Balance, December 31, 1996      134,218     21,246,396  21,380,614

Net income                       40,135      1,966,633   2,006,769
Cash distributions                 --      (3,753,547) (3,753,547)
Balance, December 31, 1997    $ 174,353    $19,459,412 $19,633,835

* Total Units outstanding at December 31, 1997, 1996 and 1995 were 2,627,503, 2,627,503 and 2,620,903, respectively. Cash distributions to Interest Holders per Unit were approximately, $1.43, $0.50 and $1.00 for the years ended December 31, 1997, 1996 and 1995, respectively. Cash distributions to Interest Holders per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Interest Holders were admitted to the Partnership and additional Units were purchased through the Plan.

           See accompanying notes to financial statements

                          BRAUVIN HIGH YIELD FUND L.P.
                       (a Delaware limited partnership)

                             STATEMENTS OF CASH FLOWS
                         For the years ended December 31,
                                             1997         1996         1995
Cash Flows From Operating  Activities:
Net income                               $2,006,768  $1,836,063   $2,367,443
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation                               386,635     386,636      386,635
 Equity interest in net income from:
        Brauvin High Yield Venture           (5,833)     (5,828)      (5,967)
        Brauvin Funds Joint Venture        (286,426)   (291,814)    (291,906)
        Brauvin Gwinnett County Venture's   (49,102)    (49,396)     (48,603)
        Brauvin Bay County Venture          (11,376)       (632)          --
 Decrease in due from affiliates                  20         338       11,793
 Decrease (increase) in other assets          15,213         476      (11,720)
 Increase (decrease) in accounts payable
   and accrued expenses                       89,864      18,575       (4,209)
 Increase (Decrease) in due to affiliates      2,175          --       (2,859)
 Increase (decrease) in rent received
   in advance                               (113,666)     57,462     (145,476)
 Increase in environmental remediation
   accrual    80,000                             --          --
 Increase in tenant security deposits        51,934          --           --
Net cash provided by operating
 activities                                 2,166,206   1,951,880    2,255,131

Cash Flows From Investing Activities:
Distributions from:
 Brauvin High Yield Venture                     7,200       7,200        6,400
 Brauvin Funds Joint Venture                  306,250     313,600      313,600
 Brauvin Gwinnett County Venture               56,394      56,160       60,840
 Brauvin Bay County Venture                    16,480          --           --
Investment in Brauvin Bay County
 Venture                                          --    (170,801)           --

Net cash provided by investing
 activities  386,324                          206,159     380,840
Cash Flows From Financing Activities:
Sale of Units, net of liquidations, selling
 commissions and other offering costs             --       58,536      364,066
Cash distributions to General Partners            --     (26,798)     (52,869)
Cash distributions to Interest Holders    (3,753,547) (1,321,381)  (2,600,149)
Net cash used in financing activities     (3,753,547) (1,289,643)  (2,288,952)
Net increase in cash and cash
 equivalents(1,201,017)                       868,396     347,019
Cash and cash equivalents at beginning
 of year                                    2,231,481   1,363,085    1,016,066
Cash and cash equivalents at end
 of year                                   $1,030,464  $2,231,481   $1,363,085


                  See accompanying notes to financial statements

                          BRAUVIN HIGH YIELD FUND L.P.
                       (a Delaware limited partnership)

                     NOTES TO FINANCIAL STATEMENTS - CONTINUED
              For the years ended December 31, 1997, 1996 and 1995

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION

 BRAUVIN HIGH YIELD FUND L.P. (the "Partnership") is a Delaware limited partnership organized for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office and industrial real estate properties predominantly subject to "triple-net" leases. The General Partners of the Partnership are Brauvin Realty Advisors, Inc. and Jerome J. Brault. Brauvin Realty Advisors, Inc. is owned primarily by Messrs. Brault (beneficially) (44%) and Cezar M. Froelich (44%). Mr. Froelich resigned as a director of the Corporate General Partner in December 1994 and as an individual General Partner effective as of September 17, 1996. Brauvin Securities, Inc., an affiliate of the General Partners, was the selling agent of the Partnership. The Partnership is managed by an affiliate of the General Partners.

 The Partnership was formed on January 6, 1987 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on September 4, 1987. The sale of the minimum of $1,200,000 of depository units representing beneficial assignments of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on November 18, 1987. The Partnership's offering closed on May 19, 1988. A total of $25,000,000 of Units were subscribed for and issued between September 4, 1987 and May 19, 1988, pursuant to the Partnership's public offering. Through December 31, 1997, 1996 and 1995 the Partnership had sold $27,922,102, $27,922,102 and $27,816,104 of Units, respectively.
These totals include $2,922,102, $2,922,102 and $2,816,104 of Units, respectively, purchased by Interest Holders who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $1,647,070, $1,647,070 and $1,607,070 have been repurchased by the Partnership from Interest Holders liquidating their investment in the Partnership and have been retired as of December 31, 1997, 1996 and 1995, respectively. As of December 31, 1997, the Plan participants have acquired Units under the Plan which approximate 10% of total Units outstanding.

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

 In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at December 31, 1997, 1996 and 1995. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the years ended December 31, 1997, 1996 and 1995.

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

 The fair value estimates presented herein are based on information available to management as of December 31, 1997 and 1996, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

 The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; due from affiliates; accounts payable and accrued expenses; environmental remediation accrual; rent received in advance; tenant security deposits and due to affiliates.

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

 The net proceeds of a sale or refinancing of a Partnership property shall be distributed as follows:

 * first, to the Interest Holders until each Interest Holder has been paid an amount equal to the 10% Cumulative Preferred
     Return, as defined in the Agreement;

 * second, to the Interest Holders until each Interest Holder has been paid an amount equal to his Adjusted Investment, as defined in the Agreement;

 * third, to the General Partners until they have been paid an amount equal to a 2% preferred return; and

 * fourth, 95% of any remaining Net Sale or Refinancing Proceeds, as such term is defined in the Agreement, to the Interest
     Holders and the remaining 5% to the General Partners.

Profits and Losses

 Net profits and losses from operations of the Partnership
(computed without regard to any allowance for depreciation or cost recovery deductions under the Internal Revenue Code of 1986, as amended (the "Code")) for each taxable year of the Partnership shall be allocated 98% to the Interest Holders and 2% to the General Partners. Notwithstanding the foregoing, all depreciation and cost recovery deductions allowed under the Code shall be allocated 2% to the General Partners and 98% to the Taxable Interest Holders, as defined in the Agreement.

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

 Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the years ended December 31, 1997, 1996 and 1995 were as follows:

                          1997                1996                1995

Selling commissions    $    --              $ 9,010             $34,935
Management fees         24,929               24,994              24,998
Reimbursable operating
  expenses             146,195              118,764              69,808
Legal fees                267                 2,737                 349
Acquisition fees           --                 8,588                  --
Transaction costs          --                10,854                  --

  As of December 31, 1997, the Partnership has made all payments to affiliates except for $2,175 related to management fees.

(4)  LEASES

  The Partnership's rental income is principally obtained from tenants through rental payments provided under triple-net noncancelable operating leases. The leases provide for a base minimum annual rent and increases in rent such as through participation in gross sales above a stated level.

  The following is a schedule of noncancelable future minimum rental payments due to the Partnership under operating leases of Partnership properties as of December 31, 1997:

Year ending December 31:

  1998                           $ 2,155,815
  1999                             2,155,815
  2000                             2,110,901
  2001                             1,888,177
  2002                             1,806,123
  Thereafter                       1,557,327
                                 $11,674,158

  Additional rent based on percentages of tenant sales increases was $344,302, $296,269 and $354,310 in 1997, 1996 and 1995,
respectively.

  Approximately 44% and 37% of the Partnership's rental income is from properties operated as Ponderosa and Taco Bell restaurants, respectively. The Partnership is subject to some risk of loss should adverse events affect those Ponderosa and Taco Bell restaurants and, in turn, adversely affect the lessees' ability to pay rent to the Partnership.

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

                          BRAUVIN HIGH YIELD FUND L.P.
                       (a Delaware limited partnership)

                     NOTES TO FINANCIAL STATEMENTS - CONTINUED
              For the years ended December 31, 1997, 1996 and 1995

                         BRAUVIN HIGH YIELD VENTURE

                           December 31,              December 31,
                               1997                      1996

Land and buildings, net    $4,922,583                  $5,042,833
Other assets                   15,554                      18,144
                           $4,938,137                  $5,060,977

Liabilities                $   32,310                  $   18,442
Partners' capital           4,905,827                   5,042,535
                           $4,938,137                  $5,060,977


                    Years Ended December 31,

                            1997              1996               1995


Rental and other income   $717,459           $714,260         $728,839
Expenses:
 Depreciation              120,250            120,250          120,251
 Management fees             7,494              7,413            7,133
 Operating and
  administrative             6,422              3,811            4,772
                           134,166            131,474          132,156

Net Income                $583,293           $582,786         $596,683

                          BRAUVIN HIGH YIELD FUND L.P.
                       (a Delaware limited partnership)

                     NOTES TO FINANCIAL STATEMENTS - CONTINUED
              For the years ended December 31, 1997, 1996 and 1995

                        BRAUVIN FUNDS JOINT VENTURE

                           December 31,              December 31,
                               1997                      1996

Land and buildings, net     $4,596,308                 $4,706,404
Other assets                   420,444                    348,975
                            $5,016,752                 $5,055,379

Liabilities                 $    2,205                 $      374
Partners' capital            5,014,547                  5,055,005
                            $5,016,752                 $5,055,379


                                     Year Ended December 31,

                                1997          1996         1995
Rental and other income      $715,218       $716,981    $720,088
Expenses:
 Depreciation                 110,096        110,096     110,096
 Management fees                6,642          6,752       6,838
 Operating and
  administrative               13,938          4,593       7,429
                              130,676        121,441     124,363

Net Income                   $584,542       $595,540    $595,725

                         BRAUVIN HIGH YIELD FUND L.P.
                       (a Delaware limited partnership)

                     NOTES TO FINANCIAL STATEMENTS - CONTINUED
              For the years ended December 31, 1997, 1996 and 1995

                                BRAUVIN GWINNETT COUNTY VENTURE

                           December 31,              December 31,
                               1997                      1996

Land and buildings, net    $2,285,006                 $2,330,758
Other assets                   75,185                     59,531
                           $2,360,191                 $2,390,289

Liabilities                $   24,884                 $   23,820
Partners' capital           2,335,307                  2,366,469
                           $2,360,191                 $2,390,289

                               Years Ended December 31,
                                    1997            1996          1995
Rental and other income           $274,277       $264,475       $264,248

Expenses:
 Depreciation                       45,752         45,752         45,752
 Management fees                     2,830          2,520          2,497
 Operating and
  administrative                    15,858          5,109          8,292
                                    64,440         53,381         56,541

Net Income                        $209,837       $211,094       $207,707

                          BRAUVIN HIGH YIELD FUND L.P.
                       (a Delaware limited partnership)

                     NOTES TO FINANCIAL STATEMENTS - CONTINUED
              For the years ended December 31, 1997, 1996 and 1995


                          BRAUVIN HIGH YIELD FUND L.P.
                       (a Delaware limited partnership)

                     NOTES TO FINANCIAL STATEMENTS - CONTINUED
              For the years ended December 31, 1997, 1996 and 1995

                              BRAUVIN BAY COUNTY VENTURE

                      December 31, 1997             December 31, 1996


Land and buildings, net      $1,051,588                    $1,069,277
Other assets                     11,989                        13,531
                             $1,063,577                    $1,082,808

Liabilities                  $   13,820                    $    1,155
Partners' capital             1,049,757                     1,081,653
                             $1,063,577                    $1,082,808

                                                   Period from
                                              October 31, 1996
                                   Year Ended  (inception) to
                              December 31,        December 31,
                                      1997               1996

Rental and other income          $109,985           $18,502

Expenses:
 Depreciation                      17,689             2,898
 Management fees                    1,178               191
 Operating and administrative      20,014            11,463
                                   38,881            14,552

Net Income                       $ 71,104           $ 3,950

                          BRAUVIN HIGH YIELD FUND L.P.
                       (a Delaware limited partnership)

                     NOTES TO FINANCIAL STATEMENTS - CONTINUED
              For the years ended December 31, 1997, 1996 and 1995

(7)  MERGER AND LITIGATION

     Merger

     Pursuant to the terms of an agreement and plan of merger dated as of June 14, 1996, as amended March 24, 1997, June 30, 1997 and September 30, 1997 and December 31, 1997 (the "Merger Agreement"), the Partnership proposes to merge with and into Brauvin Real Estate Funds L.L.C., a Delaware limited liability company (the "Purchaser"), affiliated with certain of the General Partners through a merger (the "Merger") of its Units. Promptly upon consummation of the Merger, the Partnership will cease to exist and the Purchaser, as the surviving entity, will succeed to all of the assets and liabilities of the Partnership. The Interest Holders holding a majority of the Units approved the Merger on November 8, 1996. By approving the Merger, the Interest Holders also approved an amendment to the Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction").

  The redemption price to be paid to the Interest Holders in connection with the Merger is based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. Cushman & Wakefield determined the fair market value of the Assets to be $23,198,450, or $8.83 per Unit, as of April 1, 1996. Subsequently, the Partnership purchased a 16% interest in Brauvin Bay County Venture. Based on the terms of the Merger Agreement, the fair market value of the Assets will be increased by the amount of the investment in Brauvin Bay County Venture, and correspondingly, the Partnership's cash holdings were reduced by the same amount and therefore the total redemption amount remains unchanged. The redemption price of $9.31 per Unit also includes all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time at the filing of the certificate of merger, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Transaction (as detailed in the Merger Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations. Of the original cash redemption amount approximately $0.48 has already been distributed to Interest Holders in the December 31, 1997 distribution.

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

  Following receipt of Interest Holder approval, representatives of the Purchaser commenced in earnest the finalization of the Purchaser's financing and its due diligence review of the Assets and the assets of the Affiliated Partnerships. The due diligence process has revealed certain concerns relating to a potential environmental problem at one of the properties of the Partnership. In the second quarter of 1997, the Partnership established a reserve in the amount of $80,000 to address this environmental problem. See
Note 9. The reserve is based on a third party technical environmental evaluation however, the ultimate cost may be more or less. In addition, to the extent possible, the Partnership will seek to be reimbursed for the remediation costs by the current tenant and environmental agency funds, if available.

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

  In accordance with the terms of the Merger Agreement, the General Partners suspended all distributions to Interest Holders; however, as a result of the unforeseen delays brought about by the litigation and the due diligence issues highlighted above, the General Partners felt it was appropriate that an earnings distribution be made to the Interest Holders. Although the terms of the Merger Agreement provide that the Assets being acquired by the Purchaser in connection with the Merger include all earnings of the Partnership from and after August 1, 1996, the Purchaser has agreed to allow the Partnership to make distributions to the Interest Holders of net earnings for the period from and after January 1, 1997 until the Merger is consummated. In exchange, the Partnership has agreed to extend the termination date of the Merger Agreement to March 31, 1998. It is anticipated that the Merger Agreement will be extended past March 31, 1998 in the hope that the pending litigation will be resolved.

  A distribution of the Partnership's net earnings for the periods January 1, 1997 to March 31, 1997, April 1, 1997 to June 30, 1997,
July 1, 1997 to September 30, 1997 and October 31, 1997 to December 31, 1997 were made to the Interest Holders on March 31, 1997, July 15, 1997, October 22, 1997 and December 31, 1997, respectively in the amounts of approximately $597,600, $529,000, $721,300 and $1,903,700. Net earnings accruing after December 31, 1997 through the closing date will be included with the final cash distribution to the Interest Holders from the Merger. In addition, distributions of approximately $2,000 were paid to various states for income taxes on behalf of all Interest Holders during 1997.

                               Litigation

  Two legal actions, as hereinafter described, are pending against the General Partners of the Partnership and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger. One additional legal action, which was dismissed on January 28, 1998 had also been brought against the General Partners of the Partnership and affiliates of such General Partners, as well as the Partnership on a nominal basis in connection with the Merger. Each of these actions was brought by Interest Holders of the Partnership. With respect to the pending actions the Partnership and the General Partners and their named affiliates deny all allegations set forth in the complaints and are vigorously defending against such claims.

  A. The Dismissed Florida Lawsuit

  On September 17, 1996, a lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, styled Rebecca Scialpi and Helen Friedlander v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., and Brauvin Realty Advisors IV, Inc., James L. Brault, and Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program
IV, L.P., Docket No. 96012807.   The Partnership and the other
affiliated partnerships named in this lawsuit (the "Affiliated Partnerships") that are proposed to be a party to a merger or sale with the Purchaser, were each named as a "Nominal Defendant" in this lawsuit. The named plaintiffs were not limited partners in the Partnership. Rather, the named plaintiffs are limited partners in Brauvin High Yield Fund L.P. II, one of the Affiliated Partnerships. Jerome J. Brault, the Managing General Partner of the Partnership, and Brauvin Realty Advisors, Inc., the Corporate General Partner of the Partnership, as well as certain corporate general partners of the Affiliated Partnerships, were named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, was also named as a defendant. This lawsuit was dismissed for want of prosecution on January 28, 1998.

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

  The plaintiffs filed an amended complaint on October 8, 1996, which alleges claims for breach of fiduciary duties, breaches of the Agreement, and violation of the Illinois Deceptive Trade Practices Act. The amended complaint seeks injunctive relief, as well as compensatory and punitive damages, relating to the Transaction.

  On October 2, 1996, the District Court certified plaintiffs' proposed class as all of the limited partners of the Partnership and of the Affiliated Partnerships, and appointed plaintiffs' counsel, The Mills Law Firm, as counsel for the class. On October 2, 1996, the District Court also conducted a hearing on plaintiffs' motion to preliminarily enjoin the special meetings of the limited partners and the Transaction. The District Court denied plaintiffs' motion for a preliminary injunction at the conclusion of the October 2, 1996 hearing.

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

  Notwithstanding this finding, the District Court did not invalidate the revocations of proxies resulting from The Mills Law Firm's September 27, 1996 letter because it did not believe it possessed the authority to do so under present law. This ruling was appealed to the Seventh Circuit Court of Appeals. The Seventh Court of Appeals subsequently dismissed this appeal on the grounds that the appeal was rendered moot by the Interest Holders' approval November 8, 1996 of the Merger.

  On October 16, 1996 and on November 6, 1996, the parties filed cross-motions for partial summary judgement addressing the allegation in plaintiffs' amended complaint that the Partnership Agreement does not allow the Interest Holders to vote in favor of or against the Transaction by proxy. These cross-motions for partial summary judgement were taken under advisement by the District Court, and the District Court has yet to issue a ruling.

  On April 2, 1997, the Court granted plaintiffs' leave to again amend their complaint. In their second amended complaint, plaintiffs have named the Partnership as a "Nominal Defendant." Plaintiffs have also added a new claim, alleging that the General Partners violated certain of the rules of the Securities and Exchange Commission's (the "Commission") by making false and misleading statements in the Proxy. Plaintiffs also allege that the General Partners breached their fiduciary duties, breached various provisions of the Agreement, violated the Illinois Deceptive Trade Practice Act, and violated section 17-305 of the Delaware Revised Uniform Limited Partnership Act. The General Partners deny those allegations and will continue to vigorously defend against these claims.

  On April 2, 1997, plaintiffs again requested that the District Court enjoin the closing of the Transaction. After conducting a lengthy hearing on May 1, 1997, the District Court denied plaintiffs' motion to preliminarily enjoin the closing of the Transaction. Plaintiffs filed a notice of appeal to the Seventh Circuit Court of Appeals from the District Court's May 1, 1997 order denying plaintiffs' motion to preliminarily enjoin the closing of the Transaction. This appeal was dismissed by the Seventh District Court of Appeals on January 23, 1998 based on the appellate courts finding that the District Courts order of January 16, 1998 rendered the appeal moot.

  On January 16, 1998, by agreement of the Partnership and the General Partner and pursuant to a motion of the General Partner, the District Court entered an order preventing the Partnership and the General Partners from completing the Merger, or otherwise disposing of all or substantially all of the Partnership's assets, until further order from the Court.

  On January 28, 1998 the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with the authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation.

  C. The Scialpi Illinois Lawsuit

  On June 20, 1997, another lawsuit was filed in the United States District Court for the Northern District of Illinois, styled Benjamin Siegel, Rebecca Scialpi, Helen Friedlander, and BHS & Associates, Inc. v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., James L. Brault, Brauvin Real Estate Funds LLC, Brauvin High Yield Fund L.P., Brauvin High Yield Fund II L.P., Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P. docket number 97 C 4450. The Partnership and the Affiliated Partnerships are each named as "Nominal Defendant" in the lawsuit. Jerome J. Brault and the Corporate General Partner of the Partnership, as well as the corporate general partners of the Affiliated Partnerships, have been named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, is also named as a defendant.

  Notably, the complaint was filed by two of the same parties, Scialpi and Friedlander, who were plaintiffs in the Florida lawsuit, which is described above. As also indicated above, Scialpi and Friedlander are not limited partners of the Partnership, but are limited partners in one of the Affiliated Partnerships, Brauvin High Yield Fund L.P. II. On August 15, 1997 the plaintiffs filed an amended complaint dropping Benjamin Siegel as a plaintiff. The plaintiffs are also represented by the same lawyers that represented them in the Florida lawsuit.

  The complaint alleges a putative class action consisting of claims that certain Commission rules were violated by making false and misleading statements in the Proxy, the defendants breached their fiduciary duties and breached the Agreement. The complaint was consolidated with the Christman lawsuit, which is described above, pursuant to General Rule 2.31 of the United States District Court of the Northern District of Illinois. The General Partners deny these allegations and intend to vigorously defend against these claims. There have been no material developments with respect to this lawsuit since it was filed on June 20, 1997.

(8)     WITHDRAWAL OF GENERAL PARTNER

  On April 23, 1997, Mr. David M. Strosberg notified the Managing
General Partner of the Partnership of his decision to resign and withdraw as an individual General Partner of the Partnership as of such date.

(9)     RESERVE FOR ENVIRONMENTAL REMEDIATION

  In connection with the Merger (see Note 6), the Partnership has undertaken environmental studies of potentially affected properties. One of the Partnership's properties has been identified by the environmental study as having a potential environmental issue. A remedial investigation and feasibility study has been completed, and the results of that study have been forwarded to the appropriate authorities. The study indicates a range of viable remedial approaches, but agreement has not yet been reached with the authorities on the final remediation approach. The Partnership has accrued its best estimate of the costs that will be incurred to complete the environmental remediation at this property.

  In connection with the purchase of the above property by the Partnership, the Partnership was to be reimbursed by the former owner for environmental clean-up. The Partnership will therefore seek reimbursement of the costs from this former owner. No estimate of the collectibility of this reimbursement can be made at this time.

                                                          SCHEDULE III
                                                  BRAUVIN HIGH YIELD FUND L.P.
                                                (a Delaware limited partnership)

                                            REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                       DECEMBER 31, 1997
                                                                          Gross Amount at Which Carried
                                      Initial Cost (a)                  at  Close of Period (b)
                                          Buildings,                         Buildings,
                                         Personal       Cost of             Personal
                                        Property and  Subsequent          Property and          Accumulated      Date
Description   Encumbrances(c)   Land   Improvements Improvements   Land   Improvements Total(a)  Depreciation   Acquired
Taco Bells           $0    $2,245,312 $ 5,239,062        $0  $2,245,312 $ 5,239,062$  7,484,374 $1,483,754    12/87-2/88
Ponderosas            0     3,167,168   7,390,057         0   3,167,168   7,390,057  10,557,225  1,927,510    9/88-11/89
Children's World
Learning Centers      0       356,288     831,338         0     356,288     831,338   1,187,626    192,424          7/89
Unallocated additional
 Acquisition Fee      0             0      93,750         0           0      93,750      93,750     21,705   11/90-12/90
                     $0    $5,768,768 $13,554,207        $0  $5,768,768 $13,554,207 $19,322,975 $3,625,393

<F1>
NOTES:
    (a) The cost of this real estate is $19,322,975 for tax purposes (unaudited).The buildings are depreciated over approximately
         35 years using the straight line method. The properties were constructed between 1969 and 1986.
    (b) The following schedule summarizes the changes in the Partnership's real estate and accumulated depreciation balances:

      Real estate                                           1997          1996            1995
      Balance at beginning of year                  $19,322,975    $19,322,975     $19,322,975
      Additions-land, buildings and improvements              0              0               0
      Balance at end of year                        $19,322,975    $19,322,975     $19,322,975

     Accumulated depreciation                               1997          1996             1995
      Balance at beginning of year                  $ 3,238,758    $ 2,852,122     $ 2,465,487
      Provision for depreciation                        386,635        386,636         386,635
      Balance at end of year                        $ 3,625,393    $ 3,238,758     $ 2,852,122

<F2>
    (c) Encumbrances - Brauvin High Yield Fund L.P. did not borrow cash in order to purchase its properties. 100% of the land and buildings were paid for with funds contributed by the Interest Holders.

                             EXHIBITS

                                TO

                   BRAUVIN HIGH YIELD FUND L.P.
                      FORM 10-K ANNUAL REPORT
                        FOR THE YEAR ENDED
                         DECEMBER 31, 1997

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