Form 10-Q
period 1998-03-31
BRAUVIN HIGH YIELD FUND L P
filed 1998-05-15
CIK 810587

                        UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q



[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

        For the quarterly period ended   March 31, 1998

                                or

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

                          (312)443-0922
       (Registrant's telephone number, including area code)

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

                              INDEX

                                                               Page
PART I  Financial Information

Item 1. Financial Statements . . . . . . . . . . . . . . . . . . .  3

        Balance Sheets at March 31, 1998 and
        December 31, 1997. . . . . . . . . . . . . . . . . . . . .  4

        Statements of Operations for the three months
        ended March 31, 1998 and 1997. . . . . . . . . . . . . . .  5

        Statements of Partners' Capital for the period
        January 1, 1997 to March 31, 1998. . . . . . . . . . . . .  6

        Statements of Cash Flows for the three months
        ended March 31, 1998 and 1997. . . . . . . . . . . . . . .  7

        Notes to Financial Statements. . . . . . . . . . . . . . .  8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . . . . .  30

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk. . . . . . . . . . . . . . . . . . . . . . . .  39

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  40

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . .  45

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . .  45

Item 4. Submissions of Matters to a Vote of
        Security Holders . . . . . . . . . . . . . . . . . . . . .  45

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . .  45

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  46

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  47

                  PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

  Except for the December 31, 1997 Balance Sheet, the following Balance Sheet as of March 31, 1998, Statements of Operations for the three months ended March 31, 1998 and 1997, Statements of Partners' Capital for the period January 1, 1997 to March 31, 1998 and Statements of Cash Flows for the three months ended March 31, 1998 and 1997 for Brauvin High Yield Fund L.P. (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1997 Annual Report on Form 10-K.

                   BRAUVIN HIGH YIELD FUND L.P.
                 (a Delaware limited partnership)

                         BALANCE SHEETS

                                                March 31,   December 31,
                                                   1998          1997
ASSETS
Investment in real estate, at cost:
   Land                                        $ 5,768,768    $ 5,768,768
   Buildings                                    13,554,207     13,554,207
                                                19,322,975     19,322,975
  Less: Accumulated depreciation                (3,722,052)    (3,625,393)
   Net investment in real estate                15,600,923     15,697,582

Investment in Joint Ventures (Note 5):
   Brauvin High Yield Venture                       22,080         31,007
   Brauvin Funds Joint Venture                   2,424,587      2,431,037
   Brauvin Gwinnett County Venture                 541,678        543,333
   Brauvin Bay County Venture                      165,469        166,329

Cash and cash equivalents                        1,622,859      1,030,464
Prepaid offering costs                              15,703         15,703
Other assets                                         3,645          2,070
  Total Assets                                 $20,396,944    $19,917,525

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and accrued
 expenses                                      $   127,349    $   118,882
Environmental remediation accrual                   80,000         80,000
Rent received in advance                            40,134         30,699
Tenant security deposits                            51,934         51,934
Due to affiliates                                    2,183          2,175
  Total Liabilities                                301,600        283,690

PARTNERS' CAPITAL:
General Partners                                   109,603        174,353
Interest Holders                                19,985,741     19,459,482

  Total Partners' Capital                       20,095,344     19,633,835

  Total Liabilities and
   Partners' Capital                           $20,396,944    $19,917,525


        See accompanying notes to financial statements.

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

                    STATEMENTS OF OPERATIONS
              For the Three Months Ended March 31,

                                                1998           1997
INCOME:
Rental                                         $600,246       $598,148
Interest                                         19,381         30,963
Other                                                85             92
Total income                                    619,712        629,203

EXPENSES:
General and administrative                       40,141         55,074
Management fees (Note 3)                          6,216          6,588
Transaction costs (Note 6)                       26,710         50,075
Depreciation                                     96,659         96,659
     Total expenses                             169,726        208,396
Income before equity interest in
  joint ventures                                449,986        420,807

Equity Interest in Joint Venture's
     Net Income:
  Brauvin High Yield Venture                         78          1,470
  Brauvin Funds Joint Venture                    71,950         68,575
  Brauvin Gwinnett County Venture                11,685         12,444
  Brauvin Bay County Venture                      3,300          2,903

Net income                                     $536,999       $506,199

Net income allocated to the General
  Partners                                     $ 10,740       $ 10,124

Net income allocated to the Interest
  Holders                                      $526,259       $496,075

Net income per Unit outstanding (a)            $   0.20       $   0.19

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




See accompanying notes to financial statements

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

                STATEMENTS OF PARTNERS' CAPITAL
        For the Period January 1, 1997 to March 31, 1998

                                     General      Interest
                                     Partners      Holders *     Total

Balance, January 1, 1997               $134,218  $21,246,396  $21,380,614

Net income                               40,135    1,966,633    2,006,768
Cash distributions                           --   (3,753,547)  (3,753,547)
Balance, December 31, 1997              174,353   19,459,482   19,633,835

Net income                               10,740      526,259      536,999
Cash distributions                      (75,490)          --      (75,490)

Balance, March 31, 1998                $109,603  $19,985,741  $20,095,344




* Total Units outstanding at March 31, 1998 and December 31, 1997 were 2,627,503. Cash distributions to Interest Holders per Unit were approximately $1.43 for the year ended December 31, 1997. Cash distributions to Interest Holders per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Interest Holders were admitted to the Partnership and additional Units were purchased through the Plan.

See accompanying notes to financial statements.

                  BRAUVIN HIGH YIELD FUND L.P.
                 (a Delaware limited partnership)

                     STATEMENTS OF CASH FLOWS
                 For Three Months Ended March 31,

                                                         1998       1997
Cash flows from operating activities:
Net income                                          $  536,999 $  506,199
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                         96,659     96,659
  Equity interest in net income from:
     Brauvin High Yield Venture                            (78)    (1,470)
     Brauvin Funds Joint Venture                       (71,950)   (68,575)
     Brauvin Gwinnett County Venture                   (11,685)   (12,444)
     Brauvin Bay County Venture                         (3,300)    (2,903)
     Change in due from affiliates                    -                20
  Change in other assets                                (1,575)    17,034
  Change in accounts payable
    and accrued expenses                                 8,467     (5,154)
    Change in rents received in advance                  9,435     (7,729)
  Change in due to affiliates                                8         20
Net cash provided by operating activities              562,980    521,657

Cash flows from investing activities:
Return of capital from Brauvin High
 Yield Venture                                           7,505         --
Distributions from:
  Brauvin High Yield Venture                             1,500      1,800
  Brauvin Funds Joint Venture                           78,400     73,500
  Brauvin Gwinnett County Venture                       13,340     15,210
  Brauvin Bay County Venture                             4,160      4,000
Cash provided by investing activities                  104,905     94,510

Cash flows from financing activities:
Cash distributions to General Partners                 (75,490)        --
Cash distributions to Interest Holders                      --   (597,605)
Cash used in financing activities                      (75,490)  (597,605)
Net increase in cash and cash equivalents              592,395     18,562
Cash and cash equivalents at beginning
  of period                                          1,030,464  2,231,481
Cash and cash equivalents at end of period          $1,622,859 $2,250,043

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

 The Partnership was formed on January 6, 1987 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on September 4, 1987. The sale of the minimum of $1,200,000 of depository units representing beneficial assignments of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on November 18, 1987. The Partnership's offering closed on May 19, 1988. A total of $25,000,000 of Units were subscribed for and issued between September 4, 1987 and May 19, 1988, pursuant to the Partnership's public offering. Through March 31, 1998 and December 31, 1997 the Partnership had sold $27,922,102 of Units. This total includes $2,922,102 of Units purchased by Interest Holders who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $1,647,070 have been repurchased by the Partnership from Interest Holders liquidating their investment in the Partnership and have been retired as of March 31, 1998 and December 31, 1997. As of March 31, 1998, the Plan participants have acquired Units under the Plan which approximate 10% of total Units outstanding.

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

 In 1995, the Partnership adopted Statement of Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at March 31, 1998 and December 31, 1997. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the three months ended March 31, 1998 or the year ended December 31, 1997.

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

 The fair value estimates presented herein are based on information available to management as of March 31, 1998 and December 31, 1997, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

 The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; due from affiliates; accounts payable and accrued expenses; environmental remediation accrual; rent received in advance; tenant security deposits; and due to affiliates.

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

 An affiliate of one of the General Partners provided securities and real estate counsel to the Partnership.

 The Partnership pays an affiliate of the General Partners an acquisition fee in the amount of up to 4.5% of the gross proceeds of the Partnership's offering for the services rendered in connection with the process pertaining to the acquisition of a property. Acquisition fees related to the properties not ultimately purchased by the Partnership are expensed as incurred.

 Fees, commissions and other expenses paid or payable to the General Partners or their affiliates for the three months ended
March 31, 1998 and 1997 were as follows:

                                       1998                1997

Management fees                      $ 6,216             $ 6,588
Reimbursable operating
  expenses                            29,475              41,201

  As of March 31, 1998 and December 31, 1997, the Partnership has made all payments to affiliates except for $2,183 and $2,175, respectively, related to management fees.


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

(5) INVESTMENT IN JOINT VENTURES

  The Partnership owns equity interests in the Brauvin High Yield Venture, Brauvin Funds Joint Venture, Brauvin Gwinnett County Venture and Brauvin Bay County Venture and reports its investments on the equity method. The following are condensed financial statements for the Brauvin High Yield Venture, Brauvin Funds Joint Venture, Brauvin Gwinnett County Venture and Brauvin Bay County
Venture:

            BRAUVIN HIGH YIELD VENTURE

                                    March 31,         December 31,
                                       1998                1997

Land and buildings, net               $4,032,224       $4,922,583
Other assets                              11,704           15,554
                                      $4,043,928       $4,938,137

Liabilities                           $   30,764       $   32,310
Partners' capital                      4,013,164        4,905,827
                                      $4,043,928       $4,938,137


                  Three Months Ended March 31,

                                         1998           1997

Rental and other income               $152,110       $181,434
Expenses:
 Depreciation                           25,657         30,063
 Management fees                         1,440          1,848
 Operating and
  administrative                         5,064          2,491
                                        32,161         34,402
Net income before
loss on sale of property               119,949        147,032

Loss on the sale
 of property                          (112,104)            --

Net Income                            $  7,845       $147,032

                        BRAUVIN FUNDS JOINT VENTURE

                                      March 31,        December 31,
                                        1998               1997

Land and buildings, net               $4,568,784       $4,596,308
Other assets                             437,875          420,444
                                      $5,006,659       $5,016,752

Liabilities                           $    5,276       $    2,205
Partners' capital                      5,001,383        5,014,547
                                      $5,006,659       $5,016,752


                  Three Months Ended March 31,

                                         1998          1997
Rental and other income                 $178,647     $179,256
Expenses:
 Depreciation                             27,524       27,524
 Management fees                           1,651        1,666
 Operating and
  administrative                           2,636       10,118
                                          31,811       39,308

Net Income                              $146,836     $139,948

                        BRAUVIN GWINNETT COUNTY VENTURE

                             March 31,        December 31,
                               1998                  1997

Land and buildings, net    $2,274,425        $2,285,006
Other assets                   56,947            75,185
                           $2,331,372        $2,360,191

Liabilities                $    3,134        $   24,884
Partners' capital           2,328,238         2,335,307
                           $2,331,372        $2,360,191

                  Three months Ended March 31,
                                    1998            1997

Rental and other income            $68,938        $65,805
Expenses:
 Depreciation                       10,582         10,582
 Management fees                       446            875
 Operating and
  administrative                     7,980          1,169
                                    19,008         12,626

Net Income                        $ 49,930        $53,179

                   BRAUVIN BAY COUNTY VENTURE

                                March 31,                   December 31,
                                   1998                          1997
Land and buildings, net        $1,047,176                    $1,051,588
Other assets                        1,947                        11,989
                               $1,049,123                    $1,063,577

Liabilities                    $    4,740                    $   13,820
Partners' capital               1,044,383                     1,049,757
                               $1,049,123                    $1,063,577


                 Three Months Ended March 31,

                                    1998               1997

Rental and other income          $ 27,357           $27,914

Expenses:
 Depreciation                       4,412             2,984
 Management fees                      291               292
 Operating and administrative       2,027             6,493
                                    6,730             9,769

Net Income                       $ 20,627           $18,145

(6)  MERGER AND LITIGATION
     Merger

     Pursuant to the terms of an agreement and plan of merger dated as of June 14, 1996, as amended March 24, 1997, June 30, 1997 and September 30, 1997, December 31, 1997 and March 31, 1998 (the "Merger Agreement"), the Partnership proposes to merge with and into Brauvin Real Estate Funds L.L.C., a Delaware limited liability company (the "Purchaser"), affiliated with certain of the General Partners through a merger (the "Merger") of its Units. Promptly upon consummation of the Merger, the Partnership will cease to exist and the Purchaser, as the surviving entity, will succeed to all of the assets and liabilities of the Partnership. The Interest Holders holding a majority of the Units approved the Merger on November 8, 1996. By approving the Merger, the Interest Holders also approved an amendment to the Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction").

   The redemption price to be paid to the Interest Holders in connection with the Merger is based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. Cushman & Wakefield determined the fair market value of the Assets to be $23,198,450, or $8.83 per Unit, as of April 1, 1996. Subsequently, the Partnership purchased a 16% interest in Brauvin Bay County Venture. Based on the terms of the Merger Agreement, the fair market value of the Assets will be increased by the amount of the investment in Brauvin Bay County Venture, and correspondingly, the Partnership's cash holdings were reduced by the same amount and, therefore, the total redemption amount remains unchanged. The redemption price of $9.31 per Unit also includes all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time at the filing of the certificate of merger, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Transaction (as detailed in the Merger Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations. Of the original cash redemption amount, approximately $0.48 was distributed to Interest Holders in the December 31, 1997 distribution.

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

  Following receipt of Interest Holder approval, representatives of the Purchaser commenced in earnest the finalization of the Purchaser's financing and its due diligence review of the Assets and the assets of the Affiliated Partnerships (as defined below). The due diligence process has revealed certain concerns relating to a potential environmental problem at one of the properties of the Partnership. In the second quarter of 1997, the Partnership established a reserve in the amount of $80,000 to address this environmental problem. See Note 7. The reserve is based on a third party technical environmental evaluation, however, the ultimate cost may be more or less. In addition, to the extent possible, the Partnership will seek to be reimbursed for the remediation costs by the current tenant and environmental agency funds, if available.

  The due diligence review has also raised questions regarding the interpretation of certain terms in the leases governing some of the Partnership's and the Affiliated Partnerships' properties. A very significant tenant is interpreting certain purchase options contained in its leases in a way that would cause the value of the properties leased by such tenant to be significantly below the Cushman and Wakefield appraised value.

  In accordance with the terms of the Merger Agreement, the General Partners suspended all distributions to Interest Holders; however, as a result of the unforeseen delays brought about by the litigation and the due diligence issues highlighted above, the General Partners felt it was appropriate that an earnings distribution be made to the Interest Holders. Although the terms of the Merger Agreement provide that the Assets being acquired by the Purchaser in connection with the Merger include all earnings of the Partnership from and after August 1, 1996, the Purchaser has agreed to allow the Partnership to make distributions to the Interest Holders of net earnings for the period from and after January 1, 1997 until the Merger is consummated. In exchange, the Partnership has agreed to extend the termination date of the Merger Agreement to June 30, 1998. It is anticipated that the Merger Agreement will be extended past June 30, 1998 in the hope that the pending litigation will be resolved.

  Distributions of the Partnership's net earnings for the periods January 1, 1997 to March 31, 1997, April 1, 1997 to June 30, 1997,
July 1, 1997 to September 30, 1997 and October 31, 1997 to December 31, 1997 were made to the Interest Holders on March 31, 1997, July 15, 1997, October 22, 1997 and December 31, 1997, respectively, in the amounts of approximately $597,600, $529,000, $721,300 and $1,903,700. In addition, distributions of approximately $2,000 were paid to various states for income taxes on behalf of all Interest Holders during 1997

  A distribution of the Partnership's net earnings for the period January 1, 1998 to March 31, 1998 was made to Interest Holders on May 8, 1998 in the amount of approximately $650,000. Net earnings accruing after March 31, 1998 will be included with the final cash distribution to the Interest Holders from the Merger. However, as detailed in "Litigation," by agreement of the Partnership and the General Partners and pursuant to a motion of the General Partners, the District Court entered an order preventing the Partnership and the General Partners from completing the Merger or otherwise disposing of all or substantially all of the Partnership's assets until further order of the Court.

  Litigation

  Two legal actions, as hereinafter described, are pending against the General Partners and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger. One additional legal action, which was dismissed on January 28, 1998, had also been brought against the General Partners and affiliates of such General Partners, as well as the Partnership on a nominal basis in connection with the Merger. With respect to the pending actions, the Partnership and the General Partners and their named affiliates deny all allegations set forth in the complaints and are vigorously defending against such claims.

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

  On April 2, 1997, the Court granted plaintiffs' leave to again amend their complaint. In their second amended complaint, plaintiffs named the Partnership as a "Nominal Defendant." Plaintiffs also added a new claim, alleging that the General Partners violated certain of the rules of the Commission by making false and misleading statements in the Proxy. Plaintiffs also allege that the General Partners breached their fiduciary duties, breached various provisions of the Agreement, violated the Illinois Deceptive Trade Practice Act, and violated section 17-305 of the Delaware Revised Uniform Limited Partnership Act. The General Partners deny those allegations and will continue to vigorously defend against these claims.

  On April 2, 1997, plaintiffs again requested that the District Court enjoin the closing of the Transaction. After conducting a lengthy hearing on May 1, 1997, the District Court denied plaintiffs' motion to preliminarily enjoin the closing of the Transaction. Plaintiffs filed a notice of appeal to the Seventh Circuit Court of Appeals from the District Court's May 1, 1997 order denying plaintiffs' motion to preliminarily enjoin the closing of the Transaction. This appeal was dismissed by the Seventh District Court of Appeals on January 23, 1998 based on the appellate courts finding that the District Court's order of January 16, 1998 rendered the appeal moot.

  On January 16, 1998, by agreement of the Partnership and the General Partner and pursuant to a motion of the General Partner, the District Court entered an order preventing the Partnership and the General Partners from completing the Merger, or otherwise disposing of all or substantially all of the Partnership's assets, until further order from the Court.

  On January 16, 1998, by agreement of the Partnership and the General Partners and pursuant to a motion of the General Partners, the District Court entered an order preventing the Partnership and the General Partners from completing the Sale, or otherwise disposing of all or substantially all of the Partnership's assets, until further order of the Court.

  On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation. The Special Master has been empowered to determine how the assets of the Partnership should be sold or disposed of in a manner which allows the Interest Holders to maximize their financial return in the shortest practicable time frame. In addition, early in the second quarter of 1998, the Special Master retained a financial advisor (the "Financial Advisor"), at the expense of the Partnership, to assist the Special Master. The Financial Advisor has been engaged to perform a valuation of the properties of the Partnership as well as a valuation of the Partnership itself. Further, the Financial Advisor is to recommend a strategy and procedure that will allow for the efficient and expedient disposition of the Partnership's properties. The General Partners anticipate that the Financial Advisor will make its recommendations to the Special Master in the second quarter of 1998. The cost to the Partnership for the services of the Financial Advisor is $135,000 plus reasonable expenses.

  C. The Scialpi Illinois Lawsuit

  On June 20, 1997, another lawsuit was filed in the United States District Court for the Northern District of Illinois, styled Benjamin Siegel, Rebecca Scialpi, Helen Friedlander, and BHS & Associates, Inc. v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., James L. Brault, Brauvin Real Estate Funds LLC, Brauvin High Yield Fund L.P., Brauvin High Yield Fund II L.P., Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P., Docket number 97 C 4450. The Partnership and the Affiliated Partnerships are each named as "Nominal Defendant" in the lawsuit. Jerome J. Brault and the Corporate General Partner of the Partnership, as well as the corporate general partners of the Affiliated Partnerships, have been named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, is also named as a defendant.

  Notably, the complaint was filed by two of the same parties, Scialpi and Friedlander, who were plaintiffs in the Florida lawsuit, which is described above. As also indicated above, Scialpi and Friedlander are not limited partners of the Partnership, but are limited partners in one of the Affiliated Partnerships, Brauvin High Yield Fund L.P. II. On August 15, 1997, the plaintiffs filed an amended complaint dropping Benjamin Siegel as a plaintiff. The plaintiffs are also represented by the same lawyers that represented them in the Florida lawsuit.

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

(7)     RESERVE FOR ENVIRONMENTAL REMEDIATION

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

  The Partnership raised $25,000,000 through its initial offering and an additional $2,922,102, as of March 31, 1998 and December 31, 1997, through Units purchased by certain Interest Holders investing their distributions of Operating Cash Flow in additional Units through the Plan, which process was continued when the proxy solicitation process began. As of March 31, 1998 and December 31, 1997, Units valued at $1,647,070 have been repurchased by the Partnership from Interest Holders liquidating their original investment and have been retired. The Partnership has no funds available to purchase additional property.

  Below is a table summarizing the four year historical data for distribution rates per Unit:

Distribution
    Date         1998 (a)    1997(b)      1996      1995
February 15      $.2473       $.2274     $.2500   $.2500
May 15                         .2013      .2500    .2500
August 15                      .2745         --    .2500
November 15                    .7245         --    .2500

(a) The 1998 distribution was made on May 8, 1998.
(b) The 1997 distributions were made on March 31, 1997, July 15,
1997, October 22, 1997 and December 31, 1997.

     Per the terms of the cash out Merger, the Partnership's net earnings from April 1996 through July 1996 were to be distributed to the Interest Holders in conjunction with the closing of the Merger. However, because of the lengthy delay and the uncertainty of the ultimate closing date, the General Partners decided to make a significant distribution on December 31, 1997 of the Partnership's earnings. This distribution will not change the effective sales price being received by the Partnership through the Merger; it will only adjust the timing of the payout dollar for dollar based on these earnings being distributed now. Included in the December 31, 1997 distribution was any prior period earnings including amounts previously reserved for anticipated closing costs. These reserves will be re-established by the Partnership immediately once a definitive closing date is scheduled.

     During the three months ended March 31, 1998 and the year ended December 31, 1997, the General Partners and its affiliates earned management fees of $6,216 and $24,929, respectively, and received $75,490 and $0 in Operating Cash Flow distributions for the three months and the year ended March 31, 1998 and December 31, 1997, respectively.

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

     The Partnership drafted a proxy statement, which required prior review and comment by the Commission, to solicit proxies for use at the Special Meeting originally scheduled to be held at the offices of the Partnership on September 24, 1996. As a result of various legal issues, as described in "Legal Proceedings", the Special Meeting was adjourned to November 8, 1996 at 9:00 a.m. The purpose of the Special Meeting was to vote upon the Merger and certain other matters as described in the Proxy.

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

     The redemption price to be paid to the Interest Holders in connection with the Merger is based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. Cushman & Wakefield determined the fair market value of the Assets to be $23,198,450, or $8.83 per Unit. The redemption price of $9.31 per Unit also includes all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time at the filing of the certificate of merger, including reasonable reserves in connection with: (i) the proxy solicitation;
(ii) the Transaction (as detailed in the Merger Agreement); and
(iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations. Of the total redemption price stated above approximately $0.48 was distributed to Interest Holders in the December 31, 1997 distribution.

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

     In accordance with the terms of the Merger Agreement, the General Partners suspended all distributions to Interest Holders; however, as a result of the unforeseen delays brought about by the litigation and the due diligence issues highlighted above, the General Partners felt it was appropriate that an earnings distribution be made to the Interest Holders. Although the terms of the Merger Agreement provide that the Assets being acquired by the Purchaser in connection with the Merger include all earnings of the Partnership from and after August 1, 1996, the Purchaser has agreed to allow the Partnership to make distributions to the Interest Holders of net earnings for the period from and after January 1, 1997 until the Merger is consummated. In exchange, the Partnership has agreed to extend the termination date of the Merger Agreement to June 30, 1998 to allow the Purchaser time to complete its due diligence. It is anticipated that the Merger Agreement will be extended past June 30, 1998 in the hope that the pending litigation will be resolved.

     The litigation, as described herein, has now been pending for approximately 20 months. The suits continue to command the time, attention and resources of the Partnership. The General Partners believe the lawsuits are unfounded and without merit. The delay and expense of this action continues to frustrate the will and majority vote of the Interest Holders. Unfortunately, the General Partners are unable to predict when this matter will be resolved, however, the delay is having an adverse effect on the Partnership today as well as on future prospects.

     For example, the 1997 distributions were based on the net earnings of the Partnership in 1997. These distributions were lower than prior distributions because the Partnership incurred significant legal costs to defend against the lawsuit. In addition, the remaining term on the Partnership's properties' leases continue to shrink. This fact is causing the Partnership to potentially face the risks and costs of lease rollover. This heightened degree of risk may also have an adverse effect on the ultimate value of the Assets. Further, the Partnership's most significant tenant, Ponderosa, has recently closed and vacated four of the Partnership's properties. (The Partnership owns one of them directly and has a joint venture interest in the other three.) The General Partners are working to remedy this situation. In January 1998, the Brauvin High Yield Venture partnership sold one of these assets to a third party not related to either the Purchaser or the Partnership. Although the closing of the restaurants should not have a significant short term effect, it could materially affect the Assets' long term prospects. Unfortunately, these recent developments are some of the exact risks and costs the Partnership was seeking to avoid with the successful completion of the Merger.

     On January 16, 1998, by agreement of the Partnership and the General Partner and pursuant to a motion of the General Partner, the District Court entered an order preventing the Partnership and the General Partners from completing the Merger, or otherwise disposing of all or substantially all of the Partnership's assets, until further order from the Court.

     On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation. The Special Master has been empowered to determine how the assets of the Partnership should be sold or disposed of in a manner which allows the Interest Holders to maximize their financial return in the shortest practicable time frame. In addition, early in the second quarter of 1998, the Special Master retained a financial advisor (the "Financial Advisor"), at the expense of the Partnership, to assist the Special Master. The Financial Advisor has been engaged to perform a valuation of the properties of the Partnership as well as a valuation of the Partnership itself. Further, the Financial Advisor is to recommend a strategy and procedure that will allow for the efficient and expedient disposition of the Partnership's properties. The General Partners anticipate that the Financial Advisor will make its recommendations to the Special Master in the second quarter of 1998. The cost to the Partnership for the services of the Financial Advisor is $135,000 plus reasonable expenses.

     Distributions of the Partnership's net earnings for the periods January 1, 1997 to March 31, 1997, April 1, 1997 to June 30, 1997,
July 1, 1997 to September 30, 1997 and October 31, 1997 to December 31, 1997 were made to the Interest Holders on March 31, 1997, July 15, 1997, October 22, 1997 and December 31, 1997, respectively, in the amounts of approximately $597,600, $529,000, $721,300 and $1,903,700. In addition, distributions of approximately $2,000 were paid to various states for income taxes on behalf of all Interest Holders during 1997

     A distribution of the Partnership's net earnings for the period January 1, 1998 to March 31, 1998 was made to Interest Holders on May 8, 1998 in the amount of approximately $650,000. Net earnings accruing after March 31, 1998 will be included with the final cash distribution to the Interest Holders from the Merger. However, as detailed in "Litigation," by agreement of the Partnership and the General Partners and pursuant to a motion of the General Partners, the District Court entered an order preventing the Partnership and the General Partners from completing the Merger or otherwise disposing of all or substantially all of the Partnership's assets until further order of the Court.

Results of Operations - Three months ended March 31, 1998 and 1997

     Results of operations for the three months ended March 31, 1998 reflected net income of $536,999 compared to net income of $506,199 for the three months ended March 31, 1997, an increase of approximately $30,800.

     Total income for the three months ended March 31, 1998 was $619,712 as compared to $629,203 for the period ended March 31, 1997, a decrease of approximately $9,500. The decrease in total income is primarily due to the decrease in interest income, which was the result of lower cash balances during the first quarter of 1998.

      Total expenses for the three months ended March 31, 1998 were $169,726 as compared to $208,396 for the period ended March 31, 1997, a decrease of approximately $38,700. The decrease in expenses was primarily due to a decrease in Transaction costs and general and administrative expense associated with the Partnership's 1997 attempt to resolve some of the due diligence issues and related items associated with the Merger, as discussed above.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

      The Partnership does not engage in any hedge transactions or derivative financial instruments.

                PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

  Two legal actions, as hereinafter described, are pending against the General Partners and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger. One additional legal action, which was dismissed on January 28, 1998, had also been brought against the General Partners and affiliates of such General Partners, as well as the Partnership on a nominal basis in connection with the Merger. With respect to the pending actions, the Partnership and the General Partners and their named affiliates deny all allegations set forth in the complaints and are vigorously defending against such claims.

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

  On April 2, 1997, the Court granted plaintiffs' leave to again amend their complaint. In their second amended complaint, plaintiffs named the Partnership as a "Nominal Defendant." Plaintiffs also added a new claim, alleging that the General Partners violated certain of the rules of the Commission by making false and misleading statements in the Proxy. Plaintiffs also allege that the General Partners breached their fiduciary duties, breached various provisions of the Agreement, violated the Illinois Deceptive Trade Practice Act, and violated section 17-305 of the Delaware Revised Uniform Limited Partnership Act. The General Partners deny those allegations and will continue to vigorously defend against these claims.

  On April 2, 1997, plaintiffs again requested that the District Court enjoin the closing of the Transaction. After conducting a lengthy hearing on May 1, 1997, the District Court denied plaintiffs' motion to preliminarily enjoin the closing of the Transaction. Plaintiffs filed a notice of appeal to the Seventh Circuit Court of Appeals from the District Court's May 1, 1997 order denying plaintiffs' motion to preliminarily enjoin the closing of the Transaction. This appeal was dismissed by the Seventh District Court of Appeals on January 23, 1998 based on the appellate courts finding that the District Court's order of January 16, 1998 rendered the appeal moot.

  On January 16, 1998, by agreement of the Partnership and the General Partner and pursuant to a motion of the General Partner, the District Court entered an order preventing the Partnership and the General Partners from completing the Merger, or otherwise disposing of all or substantially all of the Partnership's assets, until further order from the Court.

  On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation. The Special Master has been empowered to determine how the assets of the Partnership should be sold or disposed of in a manner which allows the Interest Holders to maximize their financial return in the shortest practicable time frame. In addition, early in the second quarter of 1998, the Special Master retained a financial advisor (the "Financial Advisor"), at the expense of the Partnership, to assist the Special Master. The Financial Advisor has been engaged to perform a valuation of the properties of the Partnership as well as a valuation of the Partnership itself. Further, the Financial Advisor is to recommend a strategy and procedure that will allow for the efficient and expedient disposition of the Partnership's properties. The General Partners anticipate that the Financial Advisor will make its recommendations to the Special Master in the second quarter of 1998. The cost to the Partnership for the services of the Financial Advisor is $135,000 plus reasonable expenses.

  C. The Scialpi Illinois Lawsuit

  On June 20, 1997, another lawsuit was filed in the United States District Court for the Northern District of Illinois, styled Benjamin Siegel, Rebecca Scialpi, Helen Friedlander, and BHS & Associates, Inc. v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., James L. Brault, Brauvin Real Estate Funds LLC, Brauvin High Yield Fund L.P., Brauvin High Yield Fund II L.P., Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P., Docket number 97 C 4450. The Partnership and the Affiliated Partnerships are each named as "Nominal Defendant" in the lawsuit. Jerome J. Brault and the Corporate General Partner of the Partnership, as well as the corporate general partners of the Affiliated Partnerships, have been named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, is also named as a defendant.

  Notably, the complaint was filed by two of the same parties, Scialpi and Friedlander, who were plaintiffs in the Florida lawsuit, which is described above. As also indicated above, Scialpi and Friedlander are not limited partners of the Partnership, but are limited partners in one of the Affiliated Partnerships, Brauvin High Yield Fund L.P. II. On August 15, 1997, the plaintiffs filed an amended complaint dropping Benjamin Siegel as a plaintiff. The plaintiffs are also represented by the same lawyers that represented them in the Florida lawsuit.

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

        None.

ITEM 3. Defaults Upon Senior Securities.

        None.

ITEM 4. Submission Of Matters To a Vote of Security Holders.

        None.

ITEM 5. Other Information.

  On May 15, 1998, B. Allen Aynessazian resigned as Chief Financial Officer from the Corporate General Partner. Mr. Aynessazian is returning to Giordano's Enterprises, a privately held restaurant concern where he worked from 1989 until 1996, prior to joining the Brauvin organization.

  Mr. Aynessazian is being succeeded by Mr. Thomas E. Murphy, age
31. Mr. Murphy will be the Partnership's Principal Accounting Officer. He is responsible for the daily operations of Partnership accounting and financial reporting to regulatory agencies. Mr. Murphy received a B.S. degree from Northern Illinois University in 1988. Prior to joining the Brauvin organization he was in the accounting department of Zell/Merrill Lynch and First Capital Real Estate Funds where he was responsible for the preparation of the accounting and financial reporting for several real estate limited partnerships and corporations. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.

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

                    DATE: May 15, 1998



                    BY:   /s/ B. Allen Aynessazian
                          B. Allen Aynessazian
                          Chief Financial Officer and Treasurer

                    DATE: May 15, 1998