Form 10-Q
period 1998-06-30
BRAUVIN HIGH YIELD FUND L P
filed 1998-08-20
CIK 810587

                        UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended    June 30, 1998

                                or

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

                          (312)759-7660
       (Registrant's telephone number, including area code)

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

                              INDEX


                                                               Page
PART I  Financial Information

Item 1. Financial Statements . . . . . . . . . . . . . . . . . . .  3

        Balance Sheets at June 30, 1998 and
        December 31, 1997. . . . . . . . . . . . . . . . . . . . .  4

        Statements of Operations for the six months
        ended June 30, 1998 and 1997 . . . . . . . . . . . . . . .  5

        Statements of Operations for the three months
        ended June 30, 1998 and 1997 . . . . . . . . . . . . . . .  6

        Statements of Partners' Capital for the period
        January 1, 1997 to June 30, 1998 . . . . . . . . . . . . .  7

        Statements of Cash Flows for the six months
        ended June 30, 1998 and 1997 . . . . . . . . . . . . . . .  8

        Notes to Financial Statements. . . . . . . . . . . . . . .  9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . . . . .  30

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk. . . . . . . . . . . . . . . . . . . . . . . .  38

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  39

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . .  44

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . .  44

Item 4. Submissions of Matters to a Vote of
        Security Holders . . . . . . . . . . . . . . . . . . . . .  44

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . .  44

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  44

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  45





                  PART I - FINANCIAL INFORMATION


ITEM 1. Financial Statements

  Except for the December 31, 1997 Balance Sheet, the following Balance Sheet as of June 30, 1998, Statements of Operations for the six months ended June 30, 1998 and 1997, Statements of Operations for the three months ended June 30, 1998 and 1997, Statements of Partners' Capital for the period January 1, 1997 to June 30, 1998 and Statements of Cash Flows for the six months ended June 30, 1998 and 1997 for Brauvin High Yield Fund L.P. (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1997 Annual Report on Form 10-K.

                   BRAUVIN HIGH YIELD FUND L.P.
                 (a Delaware limited partnership)

                         BALANCE SHEETS

                                                June 30,    December 31,
                                                     1998          1997
ASSETS
Investment in real estate, at cost:
   Land                                        $ 5,768,768    $ 5,768,768
   Buildings                                    13,460,457     13,460,457
   Personal Property                                93,750         93,750
                                                19,322,975     19,322,975
  Less: Accumulated depreciation                (3,818,711)    (3,625,393)
   Net investment in real estate                15,504,264     15,697,582

Investment in Joint Ventures (Note 5):
   Brauvin High Yield Venture                       21,835         31,007
   Brauvin Funds Joint Venture                   2,418,020      2,431,037
   Brauvin Gwinnett County Venture                 538,873        543,333
   Brauvin Bay County Venture                      165,018        166,329

Cash and cash equivalents                        1,578,208      1,030,464
Due from affiliates                                     --             --
Prepaid offering costs                              15,703         15,703
Other assets                                           440          2,070
  Total Assets                                 $20,242,361    $19,917,525

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and accrued
 expenses                                      $   259,697    $   118,882
Environmental remediation accrual                   80,000         80,000
Tenant security deposits                            51,934         51,934
Due to affiliates                                    2,256          2,175
Rent received in advance                            28,765         30,699

  Total Liabilities                                422,652        283,690

PARTNERS' CAPITAL:
General Partners                                   104,257        174,353
Interest Holders                                19,715,452     19,459,482

  Total Partners' Capital                       19,819,709     19,633,835

  Total Liabilities and
   Partners' Capital                           $20,242,361    $19,917,525







        See accompanying notes to financial statements.
                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

                    STATEMENTS OF OPERATIONS
               For the six months ended June 30,

                                             1998           1997
INCOME:
Rental                                       $1,226,729     $1,259,675
Interest                                         40,086         63,604
Other                                               187            184
        Total income                          1,267,002      1,323,463

EXPENSES:
General and administrative                      126,436        113,074
Management fees (Note 3)                         12,371         12,932
Transaction costs (Note 6)                       62,892        147,151
Valuation Fees                                  114,750             --
Environmental remediation expense                    --         80,000
Depreciation                                    193,318        193,317
     Total expenses                             509,767        546,474
Income before equity interest in
  joint ventures                                757,235        776,989

Equity Interest in Joint Venture's
     Net Income:
  Brauvin High Yield Venture                      1,333          2,826
  Brauvin Funds Joint Venture                   143,783        140,739
  Brauvin Gwinnett County Venture                24,088         24,684
  Brauvin Bay County Venture                      6,529          5,475
Net income                                   $  932,968      $ 950,713

Net income allocated to the General
  Partners                                   $   18,659      $  19,014

Net income allocated to the Interest
  Holders                                    $  914,309      $ 931,699

Net income per Unit outstanding (a)          $     0.35      $    0.35






     See accompanying notes to financial statements
                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

                    STATEMENTS OF OPERATIONS
              For the three months ended June 30,

                                             1998           1997
INCOME:
Rental                                         $626,483       $661,527
Interest                                         20,705         32,641
Other                                               102             92
        Total income                            647,290        694,260

EXPENSES:
General and administrative                       86,295         58,000
Management fees (Note 3)                          6,155          6,344
Transaction costs (Note 6)                       36,182         97,076
Valuation fees                                  114,750             --
Environmental remediation expense                    --         80,000
Depreciation                                     96,659         96,658
     Total expenses                             340,041        338,078
Income before equity interest in
  joint ventures                                307,249        356,182

Equity Interest in Joint Venture's
     Net Income:
  Brauvin High Yield Venture                      1,255          1,356
  Brauvin Funds Joint Venture                    71,833         72,164
  Brauvin Gwinnett County Venture                12,403         12,240
  Brauvin Bay County Venture                      3,229          2,572

Net income                                     $395,969       $444,514

Net income allocated to the General
  Partners                                     $  7,919       $  8,890
Net income allocated to the Interest
  Holders                                      $388,050       $435,624

Net income per Unit outstanding (a)            $   0.15       $   0.17









     See accompanying notes to financial statements
                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

                STATEMENTS OF PARTNERS' CAPITAL
        For the Period January 1, 1997 to June 30, 1998

                                        General    Interest
                                        Partners    Holders *     Total

Balance, January 1, 1997               $134,218  $21,246,396  $21,380,614

Net income                               40,135    1,966,633    2,006,768
Cash distributions                           --   (3,753,547)  (3,753,547)
Balance, December 31, 1997              174,353   19,459,482   19,633,835

Net income                               18,659      914,309      932,968
Cash distributions                      (88,755)    (658,339)    (747,094)

Balance, June 30, 1998                 $104,257  $19,715,452  $19,819,709




* Total Units outstanding at June 30, 1998 and December 31, 1997 were 2,627,503. Cash distributions to Interest Holders per Unit were approximately $0.25 and $1.43, respectively, for the six months ended June 30, 1998 and the year ended December 31, 1997.




















         See accompanying notes to financial statements.

                    BRAUVIN HIGH YIELD FUND L.P.
                 (a Delaware limited partnership)

                     STATEMENTS OF CASH FLOWS
                  For six months ended June 30,

                                                         1998       1997
Cash flows from operating activities:
Net income                                            $932,968   $950,713
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                        193,318    193,317
  Equity interest in net income from:
     Brauvin High Yield Venture                         (1,333)    (2,826)
     Brauvin Funds Joint Venture                      (143,783)  (140,739)
     Brauvin Gwinnett County Venture                   (24,088)   (24,684)
     Brauvin Bay County Venture                         (6,529)    (5,475)
     Change in due from affiliates                          -          20
  Change in other assets                                 1,630     14,023
  Change in accounts payable
    and accrued expenses                               140,815     (5,299)
    Change in environmental
    remediation accrual                                     --     80,000
  Change in tenant security deposits                        --     51,934
  Change in due to affiliates                               81      2,601
  Change in rents received in advance                   (1,934)   (88,665)
Net cash provided by operating activities            1,091,145  1,024,920
Cash flows from investing activities:
Return of capital from
  Brauvin High Yield Venture                             7,505         --
Distributions from:
  Brauvin High Yield Venture                             3,000      3,600
  Brauvin Funds Joint Venture                          156,800    151,900
  Brauvin Gwinnett County Venture                       28,548     29,250
  Brauvin Bay County Venture                             7,840      7,200
Cash provided by investing activities                  203,693    191,950
Cash flows from financing activities:
Cash distributions to General Partners                 (88,755)        --
Cash distributions to Interest Holders                (658,339)  (599,594)
Cash used in financing activities                     (747,094)  (599,594)
Net increase in cash and cash equivalents              547,744    617,276
Cash and cash equivalents at beginning
  of period                                          1,030,464  2,231,481
Cash and cash equivalents at end of period          $1,578,208 $2,848,757

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

 The Partnership was formed on January 6, 1987 and filed a Registration Statement on Form S-11 with the Securities and
Exchange Commission which became effective on September 4, 1987.
The sale of the minimum of $1,200,000 of depository units representing beneficial assignments of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on November 18, 1987. The Partnership's offering closed on May 19, 1988. A total of $25,000,000 of Units were subscribed for and issued between September 4, 1987 and May 19, 1988, pursuant to the Partnership's public offering. Through June 30, 1998 and December 31, 1997 the Partnership had sold $27,922,102 of Units. This total includes $2,922,102 of Units purchased by Interest Holders who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan").
Units valued at $1,647,070 have been repurchased by the Partnership from Interest Holders liquidating their investment in the Partnership and have been retired as of June 30, 1998 and December
31, 1997. As of June 30, 1998, the Plan participants have acquired Units under the Plan which approximate 10% of total Units outstanding.
     The Partnership has acquired the land and buildings underlying 20 Taco Bell restaurants, 11 Ponderosa restaurants and two Children's World Learning Centers. The Partnership also acquired 1%, 49%,
23.4% and 16% equity interests in four joint ventures with three entities affiliated with the Partnership. These ventures own the land and buildings underlying six Ponderosa restaurants, a Scandinavian Health Spa, a CompUSA store and a Blockbuster Video store, respectively.

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

 In 1995, the Partnership adopted Statement of Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at June 30, 1998 and December 31, 1997. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the six months ended June 30, 1998 or the year ended December 31, 1997.

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

 The fair value estimates presented herein are based on information available to management as of June 30, 1998 and December 31, 1997, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

 The Partnership paid affiliates of the General Partners selling commissions of 8-1/2% of the capital contributions received for Units sold by the affiliates.

 An affiliate of one of the General Partners provided securities and real estate counsel to the Partnership.

 The Partnership paid an affiliate of the General Partners an acquisition fee in the amount of up to 4.5% of the gross proceeds of the Partnership's offering for the services rendered in connection with the process pertaining to the acquisition of a property. Acquisition fees related to the properties not ultimately purchased by the Partnership were expensed as incurred.

 Fees, commissions and other expenses paid or payable to the General Partners or their affiliates for the six months ended June 30, 1998 and 1997 were as follows:

                                       1998                1997

Management fees                      $12,371             $12,932
Reimbursable operating
  expenses                            78,647              79,901
Legal fees                                --                 207

  As of June 30, 1998 and December 31, 1997, the Partnership has made all payments to affiliates except for $2,256 and $2,175, respectively, related to management fees.


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

(5) INVESTMENT IN JOINT VENTURES

  The Partnership owns equity interests in the Brauvin High Yield Venture, Brauvin Funds Joint Venture, Brauvin Gwinnett County Venture and Brauvin Bay County Venture and reports its investments on the equity method. The following are condensed financial statements for the Brauvin High Yield Venture, Brauvin Funds Joint Venture, Brauvin Gwinnett County Venture and Brauvin Bay County
Venture:

                        BRAUVIN HIGH YIELD VENTURE

                                        June 30,      December 31,
                                            1998            1997

Land and buildings, net               $4,007,448       $4,922,583
Other assets                               9,471           15,554
                                      $4,016,919       $4,938,137

Liabilities                           $   28,267       $   32,310
Partners' capital                      3,988,652        4,905,827
                                      $4,016,919       $4,938,137


                   Six months Ended June 31,

                                         1998           1997

Rental and other income               $304,778       $350,411
Expenses:
 Depreciation                           50,434         60,125
 Management fees                         2,993          3,774
 Operating and
  administrative                         3,414          3,941
                                        56,841         67,840
Net income before
loss on sale of property               247,937        282,571

Loss on the sale
 of property                          (114,604)            --

Net Income                           $ 133,333       $282,571

                                BRAUVIN FUNDS JOINT VENTURE

                                       June 30,      December 31,
                                           1998             1997

Land and buildings, net               $4,541,260       $4,596,308
Other assets                             449,555          420,444
                                      $4,990,815       $5,016,752

Liabilities                           $    2,833       $    2,205
Partners' capital                      4,987,982        5,014,547
                                      $4,990,815       $5,016,752


                   Six months Ended June 30,

                                          1998          1997
Rental and other income                 $357,909     $357,919
Expenses:
 Depreciation                             55,048       55,048
 Management fees                           3,298        3,341
 Operating and
  administrative                           6,128       12,308
                                          64,474       70,697

Net Income                              $293,435     $287,222

                        BRAUVIN GWINNETT COUNTY VENTURE

                             June 30,                December 31,
                               1998                      1997

Land and buildings, net    $2,263,843                  $2,285,006
Other assets                   75,888                      75,185
                           $2,339,731                  $2,360,191

Liabilities                $   23,484                  $   24,884
Partners' capital           2,316,247                   2,335,307
                           $2,339,731                  $2,360,191

                   Six months Ended June 30,

                                         1998               1997

Rental and other income                 $137,877        $ 137,203
Expenses:
 Depreciation                             21,163           21,163
 Management fees                           1,324            1,527
 Operating and
  administrative                          12,449            9,025
                                          34,936           31,715

Net Income                              $102,941         $105,488










                   BRAUVIN BAY COUNTY VENTURE

                                          June 30,       December 31,
                                              1998              1997
Land and buildings, net                 $1,042,765          $1,051,588
Other assets                                 1,829              11,989
                                        $1,044,594          $1,063,577

Liabilities                             $    3,031          $   13,820
Partners' capital                        1,041,563           1,049,757
                                        $1,044,594          $1,063,577


                   Six months Ended June 30,

                                              1998                1997

Rental and other income                    $54,714             $55,271

Expenses:
 Depreciation                                8,823               7,396
 Management fees                               582                 685
 Operating and administrative                4,503              12,970
                                            13,908              21,051

Net Income                                 $40,806             $34,220

(6)  MERGER AND LITIGATION

     Merger

  Pursuant to the terms of an agreement and plan of merger dated as of June 14, 1996, as amended March 24, 1997, June 30, 1997 and September 30, 1997, December 31, 1997, March 31, 1998 and June 30, 1998 (the "Merger Agreement"), the Partnership proposed to merge with and into Brauvin Real Estate Funds L.L.C., a Delaware limited liability company (the "Purchaser"), affiliated with certain of the General Partners through a merger (the "Merger") of its Units. Although the Merger will not be consummated, the following text describes the transaction. Promptly upon consummation of the Merger, the Partnership would have ceased to exist and the Purchaser, as the surviving entity, would succeed to all of the assets and liabilities of the Partnership. The Interest Holders holding a majority of the Units voted on the Merger on November 8, 1996. The Interest Holders also voted on an amendment to the Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction").

  The redemption price to be paid to the Interest Holders in connection with the Merger was based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. Cushman & Wakefield determined the fair market value of the Assets to be $23,198,450, or $8.83 per Unit, as of April 1, 1996. Subsequently, the Partnership purchased a 16% interest in Brauvin Bay County Venture. Based on the terms of the Merger Agreement, the fair market value of the Assets will be increased by the amount of the investment in Brauvin Bay County Venture, and correspondingly, the Partnership's cash holdings were reduced by the same amount and, therefore, the total redemption amount remains unchanged. The redemption price of $9.31 per Unit also includes all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time at the filing of the certificate of merger, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Transaction (as detailed in the Merger Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations. Of the original cash redemption amount, approximately $0.48 was distributed to Interest Holders in the December 31, 1997 distribution.

 The General Partners were not to receive any payment in exchange for the redemption of their general partnership interests nor would they have received any fees from the Partnership in connection with the Transaction. The Managing General Partner and his son, James
L. Brault, an executive officer of the Corporate General Partner, were to have a minority ownership interest in the Purchaser.

  The Merger has not been completed primarily due to certain litigation, as described below, that is still pending. The
General Partners believe that these lawsuits are without merit and, therefore, continue to vigorously defend against them.

  Because of the August 12, 1998 rulings of the District Court in the Christman litigation, as described below, it is not possible for the Merger to be consummated.

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

  Distributions of the Partnership's net earnings for the periods January 1, 1998 to March 31, 1998 and April 1, 1998 to June 30, 1998 were made to Interest Holders on May 8, 1998 and August 15, 1998 respectively in the amounts of approximately $650,000 and $504,000.

  As detailed in "Litigation" by agreement of the Partnership and the General Partners and pursuant to a motion of the General
Partners the District Court entered an order preventing the Partnership and the General Partners from completing the Merger or otherwise disposing of all or substantially all of the Partnership's assets until further order of the Court.

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

  On October 16, 1996 and on November 6, 1996, the parties filed cross-motions for partial summary judgement addressing the allegation in plaintiffs' amended complaint that the Agreement does not allow the Interest Holders to vote in favor of or against the Transaction by proxy. On August 12, 1998, the District Court granted plaintiffs' motion for partial summary judgement, holding that the Agreement did not allow the Limited Partners to vote in favor or against the Transaction by proxy.

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

  On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation. The Special Master has been empowered to determine how the assets of the Partnership should be sold or disposed of in a manner which allows the Interest Holders to maximize their financial return in the shortest practicable time frame. In addition, early in the second quarter of 1998, the Special Master has retained a financial advisor (the "Financial Advisor"), at the expense of the Partnership to assist the Special Master. The Financial Advisor has been engaged to perform a valuation of the properties of the Partnership as well as a valuation of the
Affiliated Partnership's.   The cost to the Partnership for the
services of the Financial Advisor is $135,000 plus reasonable expenses.

  On August 4, 1998, the Special Master filed a Report and
Recommendation with the District Court, expressing the Special
Master's recommendation the Partnership's properties be disposed of in an auction conducted by the Financial Advisor under the direction of the Special Master.

  On August 12, 1998, the District Court ruled in favor of the Plaintiffs motion for partial summary judgement, holding that the Agreement did not allow Interest Holders to vote in favor or against the Transaction by proxy.

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

  The Partnership raised $25,000,000 through its initial offering and an additional $2,922,102, as of June 30, 1998 and December 31, 1997, through Units purchased by certain Interest Holders investing their distributions of Operating Cash Flow in additional Units through the Plan, which process was discontinued when the proxy solicitation process began. As of June 30, 1998 and December 31, 1997, Units valued at $1,647,070 have been repurchased by the Partnership from Interest Holders liquidating their original investment and have been retired. The Partnership has no funds available to purchase additional property.

  Below is a table summarizing the four year historical data for distribution rates per Unit:

Distribution
    Date         1998 (a)    1997(b)      1996      1995
February 15      $   --       $.2274     $.2500   $.2500
May 15            .2473        .2013      .2500    .2500
August 15         .1920        .2745         --    .2500
November 15                    .7245         --    .2500

(a) The 1998 distributions were made on May 8, 1998 and August 15,
1998.
(b) The 1997 distributions were made on March 31, 1997, July 15,
1997, October 22, 1997 and December 31, 1997.

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

     Based on the August 12, 1998, ruling of the District Court in the Christman litigation, it is not possible for the Merger to be consummated. The reserves will be re-established by the Partnership as soon as a definitive sale process has been determined and the associated costs and reserves can be identified.

     During the six months ended June 30, 1998 and the year ended December 31, 1997, the General Partners and its affiliates earned management fees of $12,371 and $24,929, respectively, and received $88,755 and $0 in Operating Cash Flow distributions for the six months and the year ended June 30, 1998 and December 31, 1997, respectively.

   Future increases in the Partnership's distributions will largely depend on increased sales at the Partnership's properties resulting in additional percentage rent and, to a lesser extent on rental increases, which will occur due to increases in receipts from certain leases based upon increases in the Consumer Price Index or scheduled increases of base rent.

  Although the Merger Agreement will not be consummated, the following text describes the Transaction. Pursuant to the terms of the Merger Agreement the Interest Holders would have received approximately $9.31 per Unit in cash (of this amount approximately $0.48 has already been distributed to the Interest Holders). Promptly upon consummation of the Merger, the Partnership would have ceased to exist and the Purchaser, as the surviving entity, would have succeeded to all of the assets and liabilities of the Partnership.

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

  By approving the Merger, the Interest Holders also would have approved an amendment to the Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction"). The Delaware Revised Uniform Limited Partnership Act (the "Act") provides that a merger must also be approved by the general partners of a partnership, unless the limited partnership agreement provides otherwise. Because the Agreement did not address this matter, at the Special Meeting, Interest Holders holding a majority of the Units were also asked to approve the adoption of an amendment to the Agreement to allow the majority vote of the Interest Holders to determine the outcome of the transaction with the Purchaser without the vote of the General Partners. Neither the Act nor the Agreement provides the Interest Holders not voting in favor of the Transaction with dissenters' appraisal rights.

  The redemption price to be paid to the Interest Holders in connection with the Merger was based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. Cushman & Wakefield determined the fair market value of the Assets to be $23,198,450, or $8.83 per Unit. The redemption price of $9.31 per Unit also included all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time at the filing of the certificate of merger, including reasonable reserves in connection with: (i) the proxy solicitation;
(ii) the Transaction (as detailed in the Merger Agreement); and
(iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations. Of the total redemption price stated above approximately $0.48 was distributed to Interest Holders in the December 31, 1997 distribution.

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

  Mr. Jerome J. Brault is the Managing General Partner of the Partnership and Brauvin Realty Advisors, Inc. is the Corporate General Partner. On April 23, 1997, Mr. David M. Strosberg resigned as an Individual General Partner of the Partnership. Mr. Cezar M. Froelich resigned his position as an Individual General Partner of the Partnership effective as of September 17, 1996. The General Partners were not to receive any payment in exchange for the redemption of their general partnership interests nor were they to receive any fees from the Partnership in connection with the Transaction. The remaining General Partners do not believe that Mr. Strosberg's or Mr. Froelich's lack of involvement has had an adverse effect, and should not in the future have any adverse effect, on the operations of the Partnership.

  The Managing General Partner and his son, James L. Brault, an executive officer of the Corporate General Partner, were to have a minority ownership interest in the Purchaser. Therefore, the Messrs. Brault had an indirect economic interest in consummating the Transaction that was in conflict with the economic interests of the Interest Holders. Messrs. Froelich and Strosberg have no affiliation with the Purchaser.

  Although the Special Meeting was held and an affirmative vote of the majority of the Interest Holders was received, the District Court ruled on August 12, 1998 in favor of the plaintiffs motion for summary judgement, holding that the Agreement did not allow the Interest Holders to vote in favor or against the Transaction by proxy.

  The litigation, as described herein, has now been pending for approximately 23 months. The suits continue to command the time, attention and resources of the Partnership. The General Partners believe the lawsuits are unfounded and without merit. Unfortunately, the General Partners are unable to predict when this matter will be resolved, however, the delay is having an adverse effect on the Partnership today as well as on future prospects.

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

  On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation. The Special Master has been empowered to determine how the assets of the Partnership should be sold or disposed of in a manner which allows the Interest Holders to maximize their financial return in the shortest practicable time frame. In addition, early in the second quarter of 1998, the Special Master has retained a financial advisor (the "Financial Advisor"), at the expense of the Partnership to assist the Special Master. The Financial Advisor has been engaged to perform a valuation of the properties of the Partnership as well as a valuation of the Affiliated Partnership's. The cost to the Partnership for the services of the Financial Advisor is $135,000 plus reasonable expenses. On August 4, 1998, the Special Master filed a Report and Recommendation with the District Court expressing the Special Master's recommendation that the Partnership's properties be disposed of in an auction conducted by the Financial Advisor under the direction of the Special Master.

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

  Distributions of the Partnership's net earnings for the periods January 1, 1998 to March 31, 1998 and April 1, 1998 to June 30, 1998 were made to Interest Holders on May 8, 1998 and August 15, 1998, respectively, in the amounts of approximately $650,000 and $504,000.

  As detailed in "Litigation," by agreement of the Partnership and the General Partners and pursuant to a motion of the General
Partners, the District Court entered an order preventing the Partnership and the General Partners from completing the Merger or otherwise disposing of all or substantially all of the Partnership's assets until further order of the Court.

Results of Operations - Six months ended June 30, 1998 and 1997

  Results of operations for the six months ended June 30, 1998 reflected net income of $932,968 compared to net income of $950,713 for the six months ended June 30, 1997, a decrease of approximately $17,700.

  Total income for the six months ended June 30, 1998 was $1,267,002 as compared to $1,323,463 for the period ended June 30, 1997, a decrease of approximately $56,500. The decrease in total income is primarily due to the decrease in interest income, which was the result of lower cash balances during the six month period in of 1998.

  Total expenses for the six months ended June 30, 1998 were $509,767 as compared to $546,474 for the period ended June 30, 1997, an increase of approximately $36,700. The decrease in expenses was primarily due to a decrease in Transaction costs, although it was offset by the amounts paid to the Financial Advisors for the Valuation.

  Results of Operations - Three Months Ended June 30, 1998 and
1997.

  Results of operations for the three months ended June 30, 1998 reflected net income of $395,969 compared to net income of $444,514 for the three months ended June 30, 1997, a decrease of approximately $48,545.

  Total income for the three months ended June 30, 1998 was $647,290 as compared to $694,260 for the period ended June 30, 1997, a decrease of approximately $47,000. The decrease in total income was a result of a 1997 one-time settlement of outstanding issues with a major tenant of the Partnership which increased rental income. Additionally, total income declined as a result of decreased interest income which is a result of decreased funds invested during 1998.

  Total expenses for the three months ended June 30, 1998 were $340,041 as compared to $338,078 for the period ended June 30, 1997 an increase of approximately $2,000. The increase in total expense was primarily due to an increase of $114,750 in Valuation Fees which was partially offset by a decrease in environmental remediation expense of approximately $80,000 and reduced Transaction costs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

  The Partnership does not engage in any hedge transactions or own any derivative financial instruments.

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

  On October 16, 1996 and on November 6, 1996, the parties filed cross-motions for partial summary judgement addressing the allegation in plaintiffs' amended complaint that the Agreement does not allow the Interest Holders to vote in favor of or against the Transaction by proxy. On August 12, 1998, the District Court granted plaintiff's motion for partial summary judgement, holding that the Agreement did not allow the Interest Holders to vote in favor or against the Transaction by proxy.

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

  On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation. The Special Master has been empowered to determine how the assets of the Partnership should be sold or disposed of in a manner which allows the Interest Holders to maximize their financial return in the shortest practicable time frame. In addition, early in the second quarter of 1998, the Special Master has retained a financial advisor (the "Financial Advisor"), at the expense of the Partnership to assist the Special Master. The Financial Advisor has been engaged to perform a valuation of the properties of the Partnership as well as a valuation of the Affiliated Partnership's. The cost to the Partnership for the services of the Financial Advisor is $135,000 plus reasonable expenses.

  On August 4, 1998, the Special Master filed a Report and
Recommendation with the District Court, expressing the Special
Master's recommendation the Partnership's properties be disposed of in an auction conducted by the Financial Advisor under the direction of the Special Master.

  On August 12, 1998, the District Court ruled in favor of the Plaintiffs motion for partial summary judgement, holding that the Agreement did not allow Interest Holders to vote in favor or against the Transaction by Proxy.

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



               BY:  Brauvin Realty Advisors, Inc.
                    Corporate General Partner of
                    Brauvin High Yield Fund L.P.



                    BY:   /s/ Jerome J. Brault
                          Jerome J. Brault
                          Chairman of the Board of Directors,
                          President and Chief Executive Officer

                    DATE: August 19, 1998



                    BY:   /s/ Thomas E. Murphy
                          Thomas E. Murphy
                          Chief Financial Officer and Treasurer

                    DATE: August 19, 1998