Form 10-Q
period 1998-09-30
BRAUVIN HIGH YIELD FUND L P
filed 1998-11-17
CIK 810587

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended    September 30, 1998

                                or

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

                              INDEX


                                                               Page
PART I  Financial Information

Item 1. Financial Statements . . . . . . . . . . . . . . . . . . .  3

        Balance Sheets at September 30, 1998 and
        December 31, 1997. . . . . . . . . . . . . . . . . . . . .  4

        Statements of Operations for the nine months
        ended September 30, 1998 and 1997. . . . . . . . . . . . .  5

        Statements of Operations for the three months
        ended September 30, 1998 and 1997. . . . . . . . . . . . .  6

        Statements of Partners' Capital for the period
        January 1, 1997 to September 30, 1998. . . . . . . . . . .  7

        Statements of Cash Flows for the nine months
        ended September 30, 1998 and 1997. . . . . . . . . . . . .  8

        Notes to Financial Statements. . . . . . . . . . . . . . .  9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . . . . .  30

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk. . . . . . . . . . . . . . . . . . . . . . . .  39

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  40

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . .  45

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . .  45

Item 4. Submissions of Matters to a Vote of
        Security Holders . . . . . . . . . . . . . . . . . . . . .  45

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . .  45

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  46

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  47

                  PART I - FINANCIAL INFORMATION


ITEM 1. Financial Statements

  Except for the December 31, 1997 Balance Sheet, the following Balance Sheet as of September 30, 1998, Statements of Operations for the nine months ended September 30, 1998 and 1997, Statements of Operations for the three months ended September 30, 1998 and 1997, Statements of Partners' Capital for the period January 1, 1997 to September 30, 1998 and Statements of Cash Flows for the nine months ended September 30, 1998 and 1997 for Brauvin High Yield Fund L.P. (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1997 Annual Report on Form 10-K.

                   BRAUVIN HIGH YIELD FUND L.P.
                 (a Delaware limited partnership)

                         BALANCE SHEETS

                                             September 30,   December 31,
                                                  1998          1997
ASSETS
Investment in real estate, at cost:
   Land                                         $5,425,268    $ 5,768,768
   Buildings                                    12,752,707     13,554,207
                                                18,177,975     19,322,975
  Less: Accumulated depreciation                (3,915,370)    (3,625,393)
   Net investment in real estate                14,262,605     15,697,582

Investment in Joint Ventures (Note 5):
   Brauvin High Yield Venture                       18,983         31,007
   Brauvin Funds Joint Venture                   2,414,989      2,431,037
   Brauvin Gwinnett County Venture                 537,732        543,333
   Brauvin Bay County Venture                      165,337        166,329

Cash and cash equivalents                        1,675,106      1,030,464
Prepaid offering costs                              15,703         15,703
Other assets                                           304          2,070
  Total Assets                                 $19,090,759    $19,917,525

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and accrued
 expenses                                       $  186,103    $   118,882
Environmental remediation accrual                   80,000         80,000
Tenant security deposits                            51,934         51,934
Due to affiliates                                    2,446          2,175
Rent received in advance                            45,686         30,699

  Total Liabilities                                366,169        283,690

PARTNERS' CAPITAL:
General Partners                                    92,444        174,353
Interest Holders                                18,632,146     19,459,482

  Total Partners' Capital                       18,724,590     19,633,835

  Total Liabilities and
   Partners' Capital                          $ 19,090,759    $19,917,525





        See accompanying notes to financial statements.

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

                    STATEMENTS OF OPERATIONS
            For the nine months ended September 30,

                                             1998           1997
INCOME:
Rental                                       $1,870,716     $1,920,911
Interest                                         61,661         99,844
Other                                               274            294
     Total income                             1,932,651      2,021,049

EXPENSES:
General and administrative                      164,527        146,180
Management fees (Note 3)                         19,103         19,072
Valuation fees                                  135,000             --
Transaction costs (Note 6)                      100,675        212,558
Depreciation                                    289,977        289,977
Loss on impairment                            1,145,000             --
Environmental remediation expense                    --         80,000

     Total expenses                           1,854,282        747,787

Income before equity interest in
  joint ventures                                 78,369      1,273,262

Equity Interest in Joint Venture's
     Net Income:
  Brauvin High Yield Venture                        181          4,423
  Brauvin Funds Joint Venture                   216,702        213,654
  Brauvin Gwinnett County Venture                36,987         37,238
  Brauvin Bay County Venture                     10,048          8,665
Net income                                     $342,287     $1,537,242

Net income allocated to the General
  Partners                                     $  6,846     $   30,745

Net income allocated to the Interest
  Holders                                      $335,441     $1,506,497

Net income per Unit outstanding                $   0.13     $     0.57

        See accompanying notes to financial statements.

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

                    STATEMENTS OF OPERATIONS
            For the three months ended September 30,

                                             1998           1997
INCOME:
Rental                                         $643,987       $661,236
Interest                                         21,575         36,240
Other                                                87            110
     Total income                               665,649        697,586

EXPENSES:
General and administrative                       38,091         33,106
Management fees (Note 3)                          6,732          6,140
Transaction costs (Note 6)                       37,783         65,407
Valuation fees                                   20,250             --
Depreciation                                     96,659         96,660
Loss on impairment                            1,145,000             --
     Total expenses                           1,344,515        201,313

Income before equity interest in
  joint ventures                               (678,866)       496,273

Equity Interest in Joint Venture's
     Net Income:
  Brauvin High Yield Venture                     (1,152)         1,597
  Brauvin Funds Joint Venture                    72,919         72,915
  Brauvin Gwinnett County Venture                12,899         12,554
  Brauvin Bay County Venture                      3,519          3,190

Net (loss) income                             $(590,681)      $586,529

Net (loss) income allocated to the General
  Partners                                    $ (11,814)      $ 11,731
Net income allocated to the Interest
  Holders                                     $(578,867)      $574,798

Net (loss)income per Unit outstanding
  Unit outstanding                            $   (0.22)      $   0.22





         See accompanying notes to financial statements

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

                STATEMENTS OF PARTNERS' CAPITAL
     For the Period December 31, 1996 to September 30, 1998

                             General           Interest
                             Partners         Holders *     Total

Balance, December 31, 1996      $134,218  $21,246,396  $21,380,614

Net income                        40,135    1,966,633    2,006,768
Cash distributions                    --   (3,753,547)  (3,753,547)
Balance, December 31, 1997       174,353   19,459,482   19,633,835

Net income                         6,846      335,441      342,287
Cash distributions               (88,755)  (1,162,777)  (1,251,532)

Balance, September 30, 1998    $  92,444  $18,632,146  $18,724,590




* Total Units outstanding at September 30, 1998 and December 31, 1996 were 2,627,503. Cash distributions to Interest Holders per Unit were approximately $0.44 and $1.43, respectively, for the nine months ended September 30, 1998 and the year ended December 31, 1996.















         See accompanying notes to financial statements.

                   BRAUVIN HIGH YIELD FUND L.P.
                 (a Delaware limited partnership)

                     STATEMENTS OF CASH FLOWS
               For nine months ended September 30,

                                                    1998       1997

Cash flows from operating activities:
Net income                                         $342,287  $1,537,242
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                     289,977     289,977
  Provision for impairment                        1,145,000          --
  Equity interest in net income from:
     Brauvin High Yield Venture                        (181)     (4,423)
     Brauvin Funds Joint Venture                   (216,702)   (213,654)
     Brauvin Gwinnett County Venture                (36,987)    (37,238)
     Brauvin Bay County Venture                     (10,048)     (8,665)
  Change in due from affiliates                           -          20
  Change in other assets                              1,766      13,954
  Change in accounts payable
    and accrued expenses                             67,221      44,290
  Increase in due to affiliates                         271       1,922
  Change in rent received in advance                 14,987     (96,067)
  Change in environmental
    remediation accrual                                  --      80,000
  Change in tenant security deposits                     --      51,934
Net cash provided by operating activities         1,597,591   1,659,292

Cash flows from investing activities:
Return of capital from
  Brauvin High Yield Venture                          7,505          --
Distributions from:
  Brauvin High Yield Venture                          4,700       5,500
  Brauvin Funds Joint Venture                       232,750     230,300
  Brauvin Gwinnett County Venture                    42,588      42,354
  Brauvin Bay County Venture                         11,040      12,480
Cash provided by investing activities               298,583     290,634

Cash flows from financing activities:
Cash distributions to General Partners              (88,755)        --
Cash distributions to Interest Holders           (1,162,777) (1,128,593)
Cash used in financing activities                (1,251,532) (1,128,593)

Net increase in cash and cash equivalents           644,642     821,333
Cash and cash equivalents at beginning
  of period                                       1,030,464   2,231,481
Cash and cash equivalents at end of period       $1,675,106  $3,052,814

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

 The Partnership was formed on January 6, 1987 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on September 4, 1987. The sale of the minimum of $1,200,000 of depository units representing beneficial assignments of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on November 18, 1987. The Partnership's offering closed on May 19, 1988. A total of $25,000,000 of Units were subscribed for and issued between September 4, 1987 and May 19, 1988, pursuant to the Partnership's public offering. Through September 30, 1998 and December 31, 1997 the Partnership had sold $27,922,102 of Units. This total includes $2,922,102 of Units purchased by Interest Holders who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $1,647,070 have been repurchased by the Partnership from Interest Holders liquidating their investment in the Partnership and have been retired as of September 30, 1998 and December 31, 1997. As of September 30, 1998, the Plan participants have acquired Units under the Plan which approximate 10% of total Units outstanding.

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

 In 1995, the Partnership adopted Statement of Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at September 30, 1998 and December 31, 1997,except as described in
Note 8.

 Investment in Joint Ventures

 The Partnership owns a 1% equity interest in Brauvin High Yield Venture, which currently owns the land and building underlying five Ponderosa restaurants; a 49% equity interest in Brauvin Funds Joint Venture, which owns the land and building underlying a Scandinavian Health Spa; a 23.4% equity interest in Brauvin Gwinnett County Venture, which owns the land and building underlying a CompUSA store; and a 16% equity interest in Brauvin Bay County Venture which owns the land and building underlying a Blockbuster Video store. The accompanying financial statements include the investments in Brauvin High Yield Venture, Brauvin Funds Joint Venture, Brauvin Gwinnett County Venture and Brauvin Bay County Venture, using the equity method of accounting.

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

 The fair value estimates presented herein are based on information available to management as of September 30, 1998 and December 31, 1997, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

 Fees, commissions and other expenses paid or payable to the General Partners or their affiliates for the nine months ended
September 30, 1998 and 1997 were as follows:

                                       1998                1997

Management fees                      $19,103             $19,072
Reimbursable operating
  expenses                           108,122              90,867
Legal fees                                --                 267

  As of September 30, 1998 and December 31, 1997, the Partnership has made all payments to affiliates except for $2,446 and $2,175, respectively, related to management fees.


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

(5) INVESTMENT IN JOINT VENTURES

  The Partnership owns equity interests in the Brauvin High Yield Venture, Brauvin Funds Joint Venture, Brauvin Gwinnett County Venture and Brauvin Bay County Venture and reports its investments on the equity method. The following are condensed financial statements for the Brauvin High Yield Venture, Brauvin Funds Joint Venture, Brauvin Gwinnett County Venture and Brauvin Bay County
Venture:

                           BRAUVIN HIGH YIELD VENTURE

                                    September 30,     December 31,
                                        1998              1997

Land and buildings, net               $3,718,672       $4,922,583
Other assets                              13,692           15,554
                                      $3,732,364       $4,938,137

Liabilities                           $   28,939       $   32,310
Partners' capital                      3,703,425        4,905,827
                                      $3,732,364       $4,938,137


                Nine months Ended September 30,

                                        1998           1997

Rental and other income               $480,771       $542,812

Expenses:
 Depreciation                           75,210         90,187
 Management fees                         4,775          5,684
 Operating and
  administrative                         4,077          4,664
Loss on impairment                     264,000             --
                                       348,062        100,535
Net income before
loss on sale of property               132,709        442,277

Loss on the sale
 of property                          (114,604)            --

Net income                           $  18,105       $442,277

                          BRAUVIN FUNDS JOINT VENTURE

                                    September 30,     December 31,
                                        1998              1997

Land and buildings, net               $4,513,736       $4,596,308
Other assets                             472,313          420,444
                                      $4,986,049       $5,016,752

Liabilities                           $    4,254       $    2,205
Partners' capital                      4,981,795        5,014,547
                                      $4,986,049       $5,016,752


                Nine months Ended September 30,

                                          1998          1997

Rental and other income                 $536,556     $536,572

Expenses:
 Depreciation                             82,572       82,572
 Management fees                           4,945        4,991
 Operating and
  administrative                           6,791       12,981
                                          94,308      100,544

Net Income                              $442,248     $436,028

                        BRAUVIN GWINNETT COUNTY VENTURE

                           September 30,             December 31,
                               1998                      1997

Land and buildings, net    $2,253,262                  $2,285,006
Other assets                   82,258                      75,185
                           $2,335,520                  $2,360,191


Liabilities                $   24,146                  $   24,884
Partners' capital           2,311,374                   2,335,307
                           $2,335,520                  $2,360,191


                Nine months Ended September 30,

                                         1998              1997

Rental and other income                 $206,815         $205,483
Expenses:
 Depreciation                             31,745           31,744
 Management fees                           1,982            2,178
 Operating and
  administrative                          15,022           12,424
                                          48,749           46,346

Net Income                              $158,066         $159,137

                   BRAUVIN BAY COUNTY VENTURE

                                      September 30,       December 31,
                                         1998                 1997

Land and buildings, net                 $1,038,353          $1,051,588
Other assets                                 8,841              11,989
                                        $1,047,194          $1,063,577


Liabilities                             $    3,638          $   13,820
Partners' capital                        1,043,556           1,049,757
                                        $1,047,194          $1,063,577



                Nine months Ended September 30,

                                            1998                1997

Rental and other income                    $82,074             $82,628

Expenses:
 Depreciation                               13,235              11,807
 Management fees                               875                 879
 Operating and administrative                5,165              15,783
                                            19,275              28,469

Net Income                                 $62,799             $54,159

(6)  MERGER AND LITIGATION

     Merger

  Pursuant to the terms of an agreement and plan of merger dated as of June 14, 1996, as amended March 24, 1997, June 30, 1997 and September 30, 1997, December 31, 1997, March 31, 1998 and September 30, 1998 (the "Merger Agreement"), the Partnership proposed to merge with and into Brauvin Real Estate Funds L.L.C., a Delaware limited liability company (the "Purchaser"), affiliated with certain of the General Partners through a merger (the "Merger") of its Units. Although the Merger will not be consummated, the following text describes the transaction. Promptly upon consummation of the Merger, the Partnership would have ceased to exist and the Purchaser, as the surviving entity, would succeed to all of the assets and liabilities of the Partnership. The Interest Holders holding a majority of the Units voted on the Merger on November 8, 1996. The Interest Holders also voted on an amendment to the Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction").

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

  Distributions of the Partnership's net earnings for the periods
January 1, 1998 to March 31, 1998, April 1, 1998 to June 30, 1998
and July 1, 1998 to September 30, 1998 were made to Interest
Holders on May 8, 1998, August 15, 1998 and November 15,1998 respectively in the amounts of approximately $650,000, $504,000 and $812,000.

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

  A. The Dismissed Florida Lawsuit

  On September 17, 1996, a lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, styled Rebecca Scialpi and Helen Friedlander v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., and Brauvin Realty Advisors IV, Inc., James L. Brault, and Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III, and Brauvin Corporate Lease
Program IV, L.P., Docket No. 96012807.   The Partnership and the
other affiliated partnerships named in this lawsuit (the "Affiliated Partnerships") that are proposed to be a party to a merger or sale with the Purchaser, were each named as a "Nominal Defendant" in this lawsuit. The named plaintiffs were not Interest Holders in the Partnership. Rather, the named plaintiffs are limited partners in Brauvin High Yield Fund L.P. II, one of the Affiliated Partnerships. Jerome J. Brault, the Managing General Partner of the Partnership, and Brauvin Realty Advisors, Inc., the Corporate General Partner of the Partnership, as well as certain corporate general partners of the Affiliated Partnerships, were named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, was also named as a defendant. This lawsuit was dismissed for want of prosecution on January 28, 1998.

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

  On August 4, 1998, the Special Master filed a Report and Recommendation with the District Court, expressing the Special Master's recommendation the Partnership's properties be disposed of in an auction conducted by the Financial Advisor under the direction of the Special Master. The District Court accepted this Report and Recommendation. On November 4, 1998, the Special Master filed an additional Report and Recommendation with the District Court, requesting that the Court withdraw its Order of Reference to Special Master on the grounds it would be impossible to effect the sale of the Partnerships in a manner that maximizes the financial return to Limited Partners in a short time frame, unless certain litigation issues are resolved. The District Court has not yet accepted this Report and Recommendation.

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

(8) PROVISION FOR IMPAIRMENT

    In 1998, the Partnership engaged LaSalle Partners Corporate & Financial Services, Inc. to perform a valuation of the Partnerships porperties. As a result of this valuation, during the third quarter of 1998, a provision for impairment in the total amount of $1,145,000 was recorded in the financial statements of the Partnership. This allowance has been recorded as a reduction of the properties cost, and allocated to land and building based on the original acquisition percentages of 30% land and 70% (building).

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

  The Partnership raised $25,000,000 through its initial offering and an additional $2,922,102, as of September 30, 1998 and December 31, 1997, through Units purchased by certain Interest Holders investing their distributions of Operating Cash Flow in additional Units through the Plan, which process was discontinued when the proxy solicitation process began. As of September 30, 1998 and December 31, 1997, Units valued at $1,647,070 have been repurchased by the Partnership from Interest Holders liquidating their original investment and have been retired. The Partnership has no funds available to purchase additional property.

  Below is a table summarizing the four year historical data for distribution rates per Unit:

Distribution
    Date         1998 (a)    1997(b)      1996      1995
February 15      $   --       $.2274     $.2500   $.2500
May 15            .2473        .2013      .2500    .2500
August 15         .1920        .2745         --    .2500
November 15       .3088        .7245         --    .2500

(a) The 1998 distributions were made on May 8, 1998, August 15, 1998 and November 15, 1998.

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

         During the nine months ended September 30, 1998 and the year ended December 31, 1997, the General Partners and its affiliates earned management fees of $19,103 and $24,929, respectively, and received $88,755 and $0 in Operating Cash Flow distributions for the nine months and the year ended September 30, 1998 and December 31, 1997, respectively.

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

         The litigation, as described herein, has now been pending for approximately 26 months. The suits continue to command the time, attention and resources of the Partnership. The General Partners believe the lawsuits are unfounded and without merit.
Unfortunately, the General Partners are unable to predict when this matter will be resolved, however, the delay is having an adverse effect on the Partnership today as well as on future prospects.

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

         On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation. The Special Master has been empowered to determine how the assets of the Partnership should be sold or disposed of in a manner which allows the Interest Holders to maximize their financial return in the shortest practicable time frame. In addition, early in the second quarter of 1998, the Special Master has retained a financial advisor (the "Financial Advisor"), at the expense of the Partnership to assist the Special Master. The Financial Advisor has been engaged to perform a valuation of the properties of the Partnership as well as a valuation of the Affiliated Partnership's. The cost to the Partnership for the services of the Financial Advisor is $135,000 plus reasonable expenses. On August 4, 1998, the Special Master filed a Report and Recommendation with the District Court expressing the Special Master's recommendation that the Partnership's properties be disposed of in an auction conducted by the Financial Advisor under the direction of the Special Master. The District Court accepted this Report and Recommendation. On November 4, 1998, the Special Master filed an additional Report and Recommendation with the District Court, requesting that the Court withdraw its Order of Reference to Special Master on the grounds it would be impossible to effect the sale of the Partnerships in a manner that maximizes the financial return to Limited Partners in a short time frame, unless certain litigation issues are resolved. The District Court has not yet accepted this Report and Recommendation.

         Distributions of the Partnership's net earnings for the periods January 1, 1997 to March 31, 1997, April 1, 1997 to September 30,
1997, July 1, 1997 to September 30, 1997 and October 31, 1997 to
December 31, 1997 were made to the Interest Holders on March 31,
1997, July 15, 1997, October 22, 1997 and December 31, 1997,
respectively, in the amounts of approximately $597,600, $529,000, $721,300 and $1,903,700. In addition, distributions of approximately $2,000 were paid to various states for income taxes on behalf of all Interest Holders during 1997.

         Distributions of the Partnership's net earnings for the periods January 1, 1998 to March 31, 1998, April 1, 1998 to June 30, 1998
and July 1, 1998 to September 30, 1998 were made to Interest Holders on May 8, 1998, August 15, 1998, November 15, 1998, respectively, in the amounts of approximately $650,000, $504,000 and $812,000.

         As detailed in "Litigation," by agreement of the Partnership and the General Partners and pursuant to a motion of the General
Partners, the District Court entered an order preventing the Partnership and the General Partners from completing the Merger or otherwise disposing of all or substantially all of the Partnership's assets until further order of the Court.

Results of Operations - Nine months ended September 30, 1998 and
1997

         Results of operations for the nine months ended September 30, 1998 reflected net income of $342,287 compared to net income of $1,537,242 for the nine months ended September 30, 1997, a decrease of approximately $1,194,900. The decrease in net income is primarily associated with a loss on impairment for an other than temporary deadline in value of the partnerships real estate in the amount of $1,145,000.

         Total income for the nine months ended September 30, 1998 was $1,932,651 as compared to $2,021,049 for the period ended September 30, 1997, a decrease of approximately $88,400. The decrease in total income was a result of a 1997 one-time settlement of outstanding issues with a major tenant of the Partnership which increased rental income. Additionally, total income declined as a result of decreased interest income which is a result of decreased funds invested during 1998.

         Total expenses for the nine months ended September 30, 1998 were $1,854,282 as compared to $747,787 for the period ended September
30, 1997, an increase of approximately $1,106,500. The increase in expenses was primarily due to a loss on impairment in the amount of $1,145,000 and $135,000 which was paid to the Financial Advisors for the Valuation. Partially offsetting the increases in expenses was a decrease of approximately $111,900 in Transaction Costs.

         Results of Operations - Three Months Ended September 30, 1998 and
1997.

         Results of operations for the three months ended September 30, 1998 reflected net loss of $590,681 compared to net income of $586,529 for the three months ended September 30, 1997, a decrease of approximately $1,177,200.

         Total income for the three months ended September 30, 1998 was $665,649 as compared to $697,586 for the period ended September 30, 1997, a decrease of approximately $31,900. The decrease in total income was a result of a decline in percentage rents earned at several of the Partnership's properties which decreased rental income. Additionally, total income declined as a result of decreased interest income which is a result of decreased funds invested during 1998.

         Total expenses for the three months ended September 30, 1998 were $1,344,515 as compared to $201,313 for the period ended September
30, 1997 an increase of approximately $1,143,200. The increase in expenses is related to the $1,145,000 provision for impairment to record an other than temporary decline in the value of the partnerships's real estate.

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

  On August 4, 1998, the Special Master filed a Report and Recommendation with the District Court, expressing the Special Master's recommendation the Partnership's properties be disposed of in an auction conducted by the Financial Advisor under the direction of the Special Master. The District Court accepted this Report and Recommendation. On November 4, 1998, the Special Master filed an additional Report and Recommendation with the District Court, requesting that the Court withdraw its Order of Reference to Special Master on the grounds it would be impossible to effect the sale of the Partnerships in a manner that maximizes the financial return to Limited Partners in a short time frame, unless certain litigation issues are resolved. The District Court has not yet accepted this Report and Recommendation.

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

                    DATE: November 16, 1998



                    BY:   /s/ Thomas E. Murphy
                          Thomas E. Murphy
                          Chief Financial Officer and Treasurer

                    DATE: November 16, 1998