Form 10-K
period 1998-12-31
BRAUVIN HIGH YIELD FUND L P
filed 1999-04-15
CIK 810587

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the fiscal year ended   December 31, 1998
                                or
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

Portions of the Prospectus of the registrant dated September 4, 1987, as supplemented November 24, 1987 and December 28, 1987 and filed pursuant to Rule 424(b) and Rule 424(c)under the Securities Act of 1933, as amended, are incorporated by reference into Parts II, III and IV of this Annual Report on Form 10-K.

                   BRAUVIN HIGH YIELD FUND L.P.
                   1998 FORM 10-K ANNUAL REPORT

                              INDEX
                             PART I                                   Page
Item 1. Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

Item 2. Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .7

Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 24

Item 4. Submission of Matters to a Vote of Security Holders. . . . . . 30

                             PART II

Item 5. Market for the Registrant's Units and Related
        Security Holder Matters. . . . . . . . . . . . . . . . . . . . 31

Item 6. Selected Financial Data. . . . . . . . . . . . . . . .  . . . .32


Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations. . . . . . . . . . . . . ..34

Item 7A. Quantitative and Qualitative Disclosures About
        Market Risk. . . . . . . . . . . . . . . . . . . . . . . . . . 44

Item 8. Financial Statements and Supplementary Data. . . . . . . . . . 44

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure. . . . . . . . . . . . . . 44

                             PART III

Item 10. Directors and Executive Officers of the Partnership . . . . . 45

Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . 47

Item 12. Security Ownership of Certain Beneficial Owners
         and Management. . . . . . . . . . . . . . . . . . . . . . . . 49

Item 13. Certain Relationships and Related Transactions. . . . . . . . 49

                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . 51

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 53



                  BRAUVIN HIGH YIELD FUND L.P.
                 (a Delaware limited partnership)

                             PART I

Item 1. Business.

  Brauvin High Yield Fund L.P. (the "Partnership") is a Delaware limited partnership formed in January 1987 for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office and industrial real estate properties predominantly subject to "triple-net" leases. It was anticipated at the time the Partnership first offered its Units (as defined below) that a majority of these properties would be leased to operators of national franchise fast food restaurants, automotive services and convenience stores, as well as banks and savings and loans. The leases would provide for a base minimum annual rent and increases in rent, such as through participation in gross sales above a stated level, fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index. The Partnership sold $25,000,000 in depository units representing beneficial assignments of limited partnership interests (the "Units") commencing September 4, 1987, at $10.00 per Unit (the "Offering") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended. The Offering closed on May 19, 1988. An additional $2,922,102 has been raised through the sale of additional Units pursuant to the Partnership's distribution reinvestment plan (the "Plan") through December 31, 1998. These Units were purchased from the Units reserved for the Plan after the termination of the Offering. As of December 31, 1998, $1,647,070 of Units sold through the Offering have been repurchased by the Partnership from investors liquidating their investment and have been retired. The investors in the Partnership (the "Interest Holders") share in the benefits of ownership of the Partnership's real property investments according to the number of Units each owns.

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

  In accordance therewith, the Partnership entered into an agreement and plan of merger dated as of June 14, 1996, as amended March 24, 1997, June 30, 1997, September 30, 1997, December 31,
1997 and March 31, 1998 and June 30, 1998 (the "Merger Agreement"). The Partnership proposed to merge with and into Brauvin Real Estate Funds L.L.C., a Delaware limited liability company (the "Purchaser"), affiliated with certain of the General Partners through a merger of its Units. Although the Merger will not be consummated, the following text describes the transaction. Promptly upon consummation of the Merger, the Partnership would have ceased to exist and the Purchaser, as the surviving entity, would succeed to all of the assets and liabilities of the Partnership. The Interest Holders holding a majority of the Units voted to approve the Merger on November 8, 1996. The Interest Holders also voted to approve an amendment to the Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction").

  The redemption price to be paid to the Interest Holders in connection with the Merger was based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. Cushman & Wakefield determined the fair market value of the Assets to be $23,198,450, or $8.83 per Unit, as of April 1, 1996. Subsequently, the Partnership purchased a 16% interest in Brauvin Bay County Venture. Based on the terms of the Merger Agreement, the fair market value of the Assets were to be increased by the amount of the investment in Brauvin Bay County Venture, and correspondingly, the Partnership's cash holdings were reduced by the same amount and, therefore, the total redemption amount would remain unchanged. The redemption price of $9.31 per Unit also included all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time at the filing of the certificate of merger, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Transaction (as detailed in the Merger Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations. Of the original cash redemption amount, approximately $0.48 was distributed to Interest Holders in the December 31, 1997 distribution.

  The General Partners were not to receive any payment in exchange for the redemption of their general partnership interests nor would they have received any fees from the Partnership in connection with the Transaction. The Managing General Partner and his son, James L. Brault, an executive officer of the Corporate General Partner, were to have a minority ownership interest in the Purchaser.

  The Merger was not completed primarily due to certain litigation that was still pending at December 31, 1998. The General
Partners believe that these lawsuits are without merit and, therefore, continue to vigorously defend against them. However, because of the August 12, 1998 rulings of the District Court in the Christman litigation, as described in Item 3, it is not possible for the Merger to be consummated.

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

  Since the Merger will not be completed, the General Partners will have to determine whether to continue the Partnership's operations or attempt to sell some or all of the properties. The Partnership has and continues to compete with many other entities engaged in real estate activities. The General Partners will evaluate factors such as the economy, the lease terms, the financial strength of the existing tenants and the ability to locate potential purchasers.

Item 2. Properties.

  The Partnership is a landlord only and does not participate in the operations of any of the properties discussed herein. All lease payments due the Partnership are current. All properties are 100% occupied (with the exception of the Buffalo, Palm Bay and Logansport properties) and were paid for in cash, without any financing. The General Partners believe that the Partnership's properties are adequately insured.

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

  In December 1998, the Partnership and the tenant agreed to an additional lease term for this property to begin in October 2003 and expire in October 2013.

Valdosta, Georgia

  Unit 1392 is located at 2918 North Ashley Street. The building consists of 1,288 square feet situated on a 16,222 square foot parcel and was constructed in 1982 utilizing jumbo bricks.

  During the third quarter of 1998, the Partnership recorded an impairment of $24,000 related to an other than temporary decline in the value of real estate for the Taco Bell located in Warner Robins, Georgia. This allowance has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

  In December 1998, the Partnership and the tenant agreed to an additional lease term for this property to begin in August 2002 and expire in August 2013.

Albany, Georgia

  Unit 1450 is located at 1707 North Slappey Boulevard. The building consists of 1,288 square feet situated on a 11,850 square foot parcel and was constructed in 1982 utilizing jumbo bricks.

  During the third quarter of 1998, the Partnership recorded an impairment of $64,000 related to an other than temporary decline in the value of real estate for the Taco Bell located in Albany, Georgia. This allowance has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

  In December 1998, the Partnership and the tenant agreed to an additional lease term for this property to begin in August 2002 and expire in August 2013.

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

  During the third quarter of 1998, the Partnership recorded an impairment of $27,000 related to an other than temporary decline in the value of real estate for the Taco Bell located in Dunedin, Florida. This allowance has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

Logansport, Indiana

  Unit 1845 is located at 3419 Highway 24 East. Highway 24 East is a two-lane east-west road. The building consists of 1,566 square feet situated on a 19,200 square foot parcel and was constructed in 1980 utilizing stucco over concrete block.

  This property was closed in 1997 but remains current on its rental payments per the terms of the lease.

  During the third quarter of 1998, the Partnership recorded an impairment of $36,000 related to an other than temporary decline in the value of real estate for the Taco Bell located in Logansport, Indiana. This allowance has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30%
(land) and 70% (building).

  In the first quarter of 1999, the tenant gave the partnership notice that they intend to reopen this facility as a Blimpie's restaurant.

Dover, Ohio

  Unit 1856 is located at 718 Boulevard Avenue. Boulevard Avenue is a four-lane northwest-southwest highway. The building consists of 1,584 square feet situated on a 20,500 square foot parcel and was constructed in 1980 utilizing stucco over concrete block.

  During the third quarter of 1998, the Partnership recorded an impairment of $6,000 related to an other than temporary decline in the value of real estate for the Taco Bell located in Dover, Ohio. This allowance has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

Greenville, North Carolina

  Unit 1871 is located at 319 East Greenville Boulevard. The building consists of 1,584 square feet situated on a 22,788 square foot parcel and was constructed in 1980 utilizing stucco over concrete block.

  During the third quarter of 1998, the Partnership recorded an impairment of $308,000 related to an other than temporary decline in the value of real estate for the Taco Bell located in Greenville, North Carolina. This allowance has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30%
(land) and 70% (building).

Palm Bay, Florida

  Unit 1912 is located at 176 North Harris Avenue. Harris Avenue is a frontage street to Palm Bay Road. The building consists of 1,584 square feet situated on a 15,250 square foot parcel and was constructed in 1980 utilizing jumbo bricks.

  In December 1998, the tenant closed and vacated this property.
However, the tenant remains current on all its lease obligations with the Partnership.

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

  During the third quarter of 1998, the Partnership recorded an impairment of $5,000 related to an other than temporary decline in the value of real estate for the Taco Bell located in Dalton, Georgia. This allowance has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

Ashland, Ohio

  Unit 1994 is located at 315 Claremont Avenue. The building consists of 1,584 square feet situated on a 16,000 square foot parcel and was constructed in 1980 utilizing stucco over concrete block.

  During the third quarter of 1998, the Partnership recorded an impairment of $1,000 related to an other than temporary decline in the value of real estate for the Taco Bell located in Ashland, Ohio. This allowance has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).
Martinez, California

  Unit 2030 is located at 11 Muir Road. The building consists of 1,584 square feet situated on a 13,940 square foot parcel and was constructed in 1981 utilizing concrete block over wood frame.

  During the third quarter of 1998, the Partnership recorded an impairment of $9,000 related to an other than temporary decline in the value of real estate for the Taco Bell located in Martinez, California. This allowance has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

Phoenix, Arizona

  Unit 2069 is located at 1701 West Bell Street. The building consists of 1,584 square feet situated on a 9,375 square foot parcel and was constructed in 1981 utilizing stucco over concrete block.
  During the third quarter of 1998, the Partnership recorded an impairment of $19,000 related to an other than temporary decline in the value of real estate for the Taco Bell located in Phoenix, Arizona. This allowance has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

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


  During the third quarter of 1998, the Partnership recorded an impairment of $7,000 related to an other than temporary decline in the value of real estate for the Taco Bell located in Spartanburg, South Carolina. This allowance has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

Winslow, Arizona

  Unit 2091 is located at 1605 North Park Drive. The building consists of 2,808 square feet situated on a 37,651 square foot parcel and was constructed in 1982 utilizing stucco over concrete block.

  In March 1999, the Partnership agreed to an assignment of the tenant's lease for this property to Desert De Oro Foods, Inc.

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

  The tenant has given the Partnership notice of its intent to purchase the property under the tenant's existing purchase option the property under the tenants exiting purchase option contained within the lease. The purchase price of the property will be based on the appraised value of the asset.

Chenango, New York

  Unit 673 is located at 1261 Front Street. The building consists of 5,402 square feet situated on a 32,712 square foot parcel and was constructed in 1979 utilizing wood siding over concrete block and face brick.

  During the third quarter of 1998, the Partnership recorded an impairment of $125,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in Chenango, New York. This allowance has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

New Windsor, New York

  Unit 782 is located at 334 Windsor Highway. The building consists of 5,402 square feet situated on a 47,685 square foot parcel and was constructed in 1980 utilizing wood siding over concrete block.

  During the third quarter of 1998, the Partnership recorded an impairment of $89,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in New Windsor, New York. This allowance has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30%
(land) and 70% (building).

Wadsworth, Ohio

  Unit 775 is located at 135 Great Oaks Trail. The building consists of 5,800 square feet situated on a 43,560 square foot parcel and was constructed in 1986 utilizing stucco over concrete block.

  During the third quarter of 1998, the Partnership recorded an impairment of $32,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in Wadsworth, Ohio. This allowance has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

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

  During the third quarter of 1998, the Partnership recorded an impairment of $108,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in Grand Rapids, Michigan. This allowance has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

Buffalo, New York

  Unit 677 is located at 2060 Main Street. The building consists of 5,440 square feet situated on a 192,656 square foot parcel and was constructed in 1980 and remodeled in 1987 utilizing wood siding over concrete block with a sloped and shingled roof.

  Ponderosa closed this facility on May 27, 1997, but continues to pay rent to the Partnership per the terms of the lease.

  During the third quarter of 1998, the Partnership recorded an impairment of $222,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in Buffalo, New York. This allowance has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

Westbourne, Ohio

  Unit 409 is located at 3328 Westbourne Drive. The building consists of 5,400 square feet situated on a 48,000 square foot parcel and was constructed in 1974 using wood siding over wood frame.

  During the third quarter of 1998, the Partnership recorded an impairment of $63,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in Westbourne, Ohio. This allowance has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

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

  In September 1997, Ponderosa and the Joint Venture Partnership agreed to sub-lease this property to a local franchisee.
Ponderosa continues to remain responsible to the Partnership for all rent and certain occupancy expenses through the original lease term.

  During the third quarter of 1998, the Joint Venture Partnership recorded an impairment of $8,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in Cuyahoga Falls, Ohio. This allowance has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

Tipp City, Ohio

  Unit 785 is located at 135 South Garber. The building, built in 1980, consists of 6,080 square feet situated on a 53,100 square foot parcel. The building was constructed utilizing wood siding over concrete block.



  Ponderosa closed this facility on June 1, 1997, but continues to pay rent to the Partnership per the terms of lease.

  In April of 1999, the property was subleased to an operator of a sports bar concept through the remaining term of the original lease. The original tenant remains fully liable under the terms of the original lease through maturity.

  In April 1999, the Partnership agreed to a sublease of this facility to Bullie's Sports Bar & Grill, Inc.

  During the third quarter of 1998, the Joint Venture Partnership recorded an impairment of $130,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in Tipp City, Ohio. This allowance has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30%
(land) and 70% (building).

Mansfield, Ohio

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

  During the third quarter of 1998, the Joint Venture Partnership recorded an impairment of $68,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in Mooresville, Indiana. This allowance has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

Scandinavian Health Spa:

Glendale, Arizona

  The Partnership has a 49% interest in a joint venture with an affiliated real estate limited partnership that purchased the Scandinavian Health Spa. The Health Spa is a 36,556 square foot health club located on a three acre parcel in Glendale, Arizona, a suburb of Phoenix. The property is a two-story health and fitness workout facility located within the 195,000 square foot Glendale Galleria Shopping Center.

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

                                                BRAUVIN HIGH YIELD FUND
                                               SUMMARY OF OPERATING DATA
                                                   DECEMBER 31, 1998
                                                                            1998
                                                   PERCENT OF    1998      PERCENT      LEASE
                                      PURCHASE      ORIGINAL     RENTAL   OF RENTAL  EXPIRATION          RENEWAL
    PROPERTIES                          PRICE      UNITS SOLD    INCOME    INCOME      DATES           OPTIONS
49% OF 1 SCANDINAVIAN HEALTH SPA    $ 2,572,500      10.3%   $  350,450      12.0%      2009      4 FIVE YEAR OPTIONS
1% OF 6 PONDEROSA RESTAURANTS            56,850       0.2%        6,319       0.2%      2003      4 FIVE YEAR OPTIONS
23.4% OF 1 COMPUSA STORE                549,900       2.2%       58,131       2.0%      2008      4 FIVE YEAR OPTIONS
20 TACO BELL RESTAURANTS              6,770,707      27.1%    1,120,233      38.4%    2000-2006   NONE
11 PONDEROSA RESTAURANTS             10,087,611      40.3%    1,217,559      41.8%      2003        4 FIVE YEAR OPTIONS
2 CHILDREN'S WORLD LEARNING CENTERS   1,096,078       4.4%      145,659       5.0%    2003-2005  4 FIVE YEAR OPTIONS
16.0% of 1 BLOCKBUSTER
     VIDEO STORE                        162,213        .6%       17,480       0.6%       2006     3 FIVE YEAR OPTIONS
                                    $21,295,859      85.1%   $2,915,831     100.0%

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

Item 3. Legal Proceedings.

  Two legal actions, as hereinafter described, were pending at December 31, 1998 against the General Partners of the Partnership and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger, with regard to the Illinois Christman lawsuit, as described below. On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District Court for the Northern District of
Illinois. Management believes that the settlement will not have a material financial impact on the Partnership. The terms of the settlement agreement, along with a Notice to the Class, will be forwarded to the Interest Holders in the second quarter of 1999. One additional legal action, which was dismissed on January 28, 1998 had also been brought against the General Partners of the Partnership and affiliates of such General Partners, as well as the Partnership on a nominal basis in connection with the Merger.
With respect to these actions the Partnership and the General
Partners and their named affiliates denied all allegations set forth in the complaints and vigorously defended against such claims.

  A. The Dismissed Florida Lawsuit

  On September 17, 1996, a lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, styled Rebecca Scialpi and Helen Friedlander v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., and Brauvin Realty Advisors IV, Inc., James L. Brault, and Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III, and Brauvin Corporate Lease
Program IV, L.P., Docket No. 96012807.   The Partnership and the
other affiliated partnerships named in this lawsuit (the "Affiliated Partnerships") that were proposed to be a party to a merger or sale with the Purchaser, were each named as a "Nominal Defendant" in this lawsuit. The named plaintiffs were not limited partners in the Partnership. Rather, the named plaintiffs are limited partners in Brauvin High Yield Fund L.P. II, one of the Affiliated Partnerships. Jerome J. Brault, the Managing General Partner of the Partnership, and Brauvin Realty Advisors, Inc., the Corporate General Partner of the Partnership, as well as certain corporate general partners of the Affiliated Partnerships, were named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, was also named as a defendant. This lawsuit was dismissed for want of prosecution on January 28, 1998.

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

  On October 16, 1996 and on November 6, 1996, the parties filed cross-motions for partial summary judgement addressing the allegation in plaintiffs' amended complaint that the Partnership Agreement does not allow the Interest Holders to vote in favor of or against the Transaction by proxy. On August 12, 1998, the District Court granted plaintiffs motion for partial summary judgement, holding that the Agreement did not allow the Interest Holders to vote in favor of or against the Transaction by proxy.

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

  On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation. The Special Master has been empowered to determine how the assets of the Partnership should be sold or disposed of in a manner which allows the Interest Holders to maximize their financial return in the shortest practicable time frame. In addition, early in the second quarter of 1998, the Special Master retained a financial advisor (the "Financial Advisor"), at the expense of the Partnership to assist the Special Master. The Financial Advisor has been engaged to perform a valuation of the properties of the Partnership as well as a valuation of the Partnership itself. The cost to the Partnership for the services of the Financial Advisor was $135,000.

  On August 4, 1998, the Special Master filed a Report and Recommendation with the District Court, expressing the Special Master's recommendation that the Partnership's properties be disposed of in an auction conducted by the Financial Advisor under the direction of the Special Master. The District Court accepted this Report and Recommendation. On November 4, 1998, the Special Master filed an additional Report and Recommendation with the District Court, requesting that the Court withdraw its Order of Reference to Special Master on the grounds it would be impossible to effect the sale of the Partnerships in a manner that maximizes the financial return to Limited Partners in a short time frame, unless certain litigation issues are resolved. The District Court has accepted this Report and Recommendation.



  On January 21, 1999, plaintiffs filed another amended complaint, adding additional claims against the General Partners and seeking class certification under Federal Rule 23 as to the newly added claims, and as to all other claims in plaintiffs' complaint which had not been previously certified. The District Court granted plaintiffs' request for class certification as to all of the claims not previously certified, and certified all of the claims of the plaintiffs' complaint under Rule 23(b)(1), 23(b)(2)and 23(b)(3).

  In addition, pursuant to the General Partners' motion, the District Court dismissed as moot certain of plaintiffs' claims, including plaintiffs' claim that the General Partners violated certain of the rules of the Securities and Exchange Commission by allegedly making false and misleading statements in the Proxy.
The District Court similarly dismissed as moot a counterclaim that had been made against class plaintiffs and their counsel for violating the federal securities laws.

  On April 13, 1999, all of the parties reached a Settlement Agreement encompassing all matters in the lawsuit. The Settlement Agreement is subject to the approval by the District Court, and the Interest Holders will be provided with a written notice concerning its terms. The settlement will not have a material financial impact on the Partnership.

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

  The complaint alleges a putative class action consisting of claims that certain Commission rules were violated by making false and misleading statements in the Proxy, the defendants breached their fiduciary duties and breached the Agreement. The complaint was consolidated with the Christman lawsuit, which is described above, pursuant to General Rule 2.31 of the United States District Court of the Northern District of Illinois. The General Partners deny these allegations and intend to vigorously defend against these claims. There have been no material developments with respect to this lawsuit since it was filed on June 20, 1997; however, management believes that the terms of the April 13, 1999 settlement agreement described above will encompass this lawsuit.

ITEM 4. Submission Of Matters To a Vote of Security Holders.

        None.

                             PART II

Item 5.  Market for the Registrant's Units and Related Security
         Holder Matters.

  At December 31, 1998, there were approximately 1,840 Interest Holders in the Partnership. There is no established public trading market for Units and it is not anticipated that there will be a public market for Units. Neither the General Partners nor the Partnership are obligated, but reserve the right, to redeem or repurchase Units. Units may also be purchased by the Plan in certain instances. Any Units so purchased shall be retired.

  Pursuant to the terms of the Agreement, there are restrictions on the ability of the Interest Holders to transfer their Units.
In all cases, the General Partners must consent to the substitution of an Interest Holder.

  Cash distributions to Interest Holders for 1998, 1997 and 1996 were $1,974,310, $3,753,547, and $1,321,381, respectively. Prior to the commencement of the Partnership's proxy solicitation in August 1996, distributions were paid four times per year, within 60 days following the end of each calendar quarter. See Item 7. All distributions represent cash flow from operations. No amount distributed was a return of capital. Pursuant to the terms of the Merger Agreement, net income after August 1, 1996 was to accrue to the Purchaser and, therefore, the net income through July 31, 1996 was to be distributed to the Interest Holders at the time of the closing of the Merger. Since the net income of the Partnership after August 1, 1996 was to accrue to the Purchaser, no distributions of net income were paid to the Interest Holders for the two months of August and September 1996 and the quarter ended December 31, 1996. Included in the December 31, 1997 distribution was any prior period earnings including amounts previously reserved for anticipated closing costs. Since the Transaction will not be completed the General Partners have decided to distribute part of the net earnings earned from August 1, 1996 until December 31, 1996 to the Interest Holders.

                        BRAUVIN HIGH YIELD FUND L.P.
                    (a Delaware limited partnership)
               (Not Covered By Independent Auditor's Report)


Item 6.     Selected Financial Data.

              Years Ended December 31, 1998, 1997 and 1996
                                             1998         1997         1996

Selected Income Statement Data:
Rental Income                           $2,483,451   $ 2,514,561 $ 2,447,036
Interest and other                          81,257       137,130      88,582
Net Income                                 816,736     2,006,768   1,836,063
Net Income Per Unit (a)                 $     0.30   $      0.75 $      0.69

Selected Balance Sheet Data:

Cash and Cash Equivalents               $1,478,616   $ 1,030,464 $ 2,231,481
Land and Buildings                      18,177,975    19,322,975  19,322,975
Investment in Brauvin High
 Yield Venture                              18,726        31,007      32,374
Investment in Brauvin Funds
 Joint Venture                           2,413,241     2,431,037   2,450,861
Investment in Brauvin
 Gwinnett County Venture                   534,901       543,333     550,625
Investment in Brauvin Bay
 County Venture                            165,884       166,329     171,433
Total Assets                            18,802,917    19,917,525  21,553,997

Cash Distributions to
 General Partners                          105,317            --      26,798
Cash Distributions to
 Interest Holders (b)                    1,974,310     3,753,547   1,321,381
Cash Distributions to
 Interest Holders Per
 Unit(a)                               $     0.75     $     1.43  $     0.50

     (a) Net income per Unit and cash distributions to Interest Holders per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the date Interest Holders were admitted to the Partnership and additional Units were purchased through the Plan.

     (b) This includes $8,340, $1,989, and $8,682 paid to various states for income taxes on behalf of all Interest Holders for the years 1998, 1997 and 1996, respectively.

  The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

                   BRAUVIN HIGH YIELD FUND L.P.
                  (a Delaware limited partnership)
           (Not Covered By Independent Auditor's Report)

Item 6.   Selected Financial Data - continued.

             Years Ended December 31, 1995 and 1994

                                             1995           1994

Selected Income Statement Data:
Rental Income                             $2,502,755     $ 2,494,203
Interest and other Income                     63,650          27,682
Net Income                                 2,367,443       2,296,122
Net Income Per Unit (a)                   $     0.91     $      0.87

Selected Balance Sheet Data:

Cash and Cash Equivalents                $ 1,363,085     $ 1,016,066
Land and Buildings                        19,322,975      19,322,975
Investment in Brauvin High
 Yield Venture                                33,746          34,179
Investment in Brauvin Funds
 Joint Venture                             2,472,647       2,494,341
Investment in Brauvin
 Gwinnett County Venture                     557,389         569,626
Total Assets                              20,932,600      21,010,763

Cash Distributions to
 General Partners                             52,869          53,233
Cash Distributions to
 Interest Holders (b)                      2,600,149       2,616,758
Cash Distributions to
 Interest Holders Per
 Unit(a)                                 $      1.00     $      1.01

     (a) Net income per Unit and cash distributions to Interest Holders per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the date Interest Holders were admitted to the Partnership and additional Units were purchased through the Plan.

     (b) This includes $9,209 and $8,342 paid to various states for income taxes on behalf of all Interest Holders for the years 1996 and 1995, respectively.

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

Year 2000

  The "Year 2000" problem concerns the inability of computer technology systems to correctly identify and process date sensitive information beyond December 31, 1999. Many computers automatically add the "19" prefix to the last two digits the computer reads for the year when date information is needed in computer software programs. Thus when a date beginning on January 1, 2000 is entered into a computer, the computer may interpret this date as the year "1900" rather than "2000".

  The Partnership's computer information technology systems consists of a network of personal computers linked to a server built using hardware and software from mainstream suppliers. The Partnership does not own any equipment that contains embedded microprocessors, which may also pose a potential Year 2000 problem. Additionally, the Partnership has no internally generated software coding to correct as all of the Partnership's software is purchased and licensed from external providers. These external providers have assured management that their systems are, or will be, Year 2000 compliant.

  The Partnership has two main software packages that contain date sensitive information, (i) accounting and (ii) investor relations. In 1997, the Partnership initiated and completed the conversion from its existing accounting software to a new software program that is Year 2000 compliant. In 1998, the investor relations software was also updated to a new software program that is Year 2000 compliant. Management has determined that the Year 2000 issue will not pose significant operational problems for its remaining computer software systems. All costs associated with these conversions are expensed as incurred, and are not material. Management does not believe that any further expenditures will be necessary for the Partnership to be Year 2000 compliant. However, existing personal computers may be replaced from time to time with newer machines.

  Also in 1997, management of the Partnership initiated formal communications with all of its significant third party vendors, service providers and financial institutions to determine the extent to which the Partnership is vulnerable to those third parties failure to remedy their own Year 2000 issue. There can be no guarantee that the systems of these third parties will be timely converted and would not have an adverse effect on the Partnership.

  The most reasonably likely worst case scenario for the Partnership with respect to the Year 2000 issue would be the inability of certain tenants to timely make their rental payments beginning in January 2000. This could result in the Partnership temporarily suffering a depletion of the Partnership's cash reserves as expenses will need to be paid while the cash flows from revenues are delayed. The Partnership has no formal Year 2000 contingency plan.

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

  The Partnership raised $25,000,000 through its initial offering and an additional $2,922,102, as of December 31, 1998, through Units purchased by certain Interest Holders investing their distributions of Operating Cash Flow in additional Units through the Plan, which process continued until the proxy solicitation process began. As of December 31, 1998, Units valued at $1,647,070 have been repurchased by the Partnership from Interest Holders liquidating their original investment and have been retired. The Partnership has no funds available to purchase additional property, excluding those raised through the Plan.

  Below is a table summarizing the four year historical data for distribution rates per unit:

Distribution
    Date         1999      1998 (a)    1997(b)    1996     1995

February 15    $.2898     $  --        $.2274    $.2500   $.2500
May 15             --     .2473         .2013     .2500    .2500
August 15          --     .1920         .2745        --    .2500
November 1         -      .3088         .7245        --    .2500

(a) The 1998 distributions were made on May 8, 1998, August 15,
1998,  November 15, 1998, and February 15, 1999.
(b) The 1997 distributions were made on March 31, 1997, July 15,
1997, October 22, 1997, and December 31, 1997.

         Distributions of the Partnership's net earnings for the periods January 1, 1997 to March 31, 1997, April 1, 1997 to June 30, 1997,
July 1, 1997 to September 30, 1997 and October 1, 1997 to December
31, 1997 were made to the Interest Holders on March 31, 1997, July
15, 1997, October 22, 1997 and December 31, 1997, respectively, in the amounts of approximately $597,600, $529,000, $721,300 and $1,903,600. In addition, distributions of approximately $2,000 were paid to various states for income taxes on behalf of all Interest Holders during 1997.

         Distributions of the Partnership's net earnings for the periods January 1, 1998 to March 31, 1998, April 1, 1998 to June 30, 1998,
July 1, 1998 to September 30, 1998, and October 1, 1998 to December
31, 1998, were made to Interest Holders on May 8, 1998, August 15,
1998, November 15, 1998 and February 15, 1999, respectively, in the amounts of approximately $650,000, $504,000, $812,000 and $762,000.

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

         During the years ended December 31, 1998, 1997 and 1996, the General Partners and their affiliates earned management fees of $25,119, $24,929, and $24,994, respectively, and received $105,317,
$0.00 and $26,798 in Operating Cash Flow distributions for the years ended December 31, 1998, 1997 and 1996, respectively. In January 1998, the Partnership paid the General Partners approximately
$75,500 as an operating cash flow distribution for the year ended December 31, 1997.

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

         Cushman & Wakefield subsequently provided an opinion as to the fairness of the Transaction to the Interest Holders from a financial point of view. In its opinion, Cushman & Wakefield advised that the price per Unit reflected in the Transaction was fair, from a financial point of view, to the Interest Holders. Cushman & Wakefield's determination that a price is "fair" does not mean that the price was the highest price which might be obtained in the marketplace, but rather that based on the appraised values of the Assets, the price reflected in the Transaction was believed by Cushman & Wakefield to be reasonable.

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

         Although the Special Meeting was held and an affirmative vote of the majority of the Interest Holders was received, the District
Court in the Christman Litigation ruled on August 12, 1998 in favor of the plaintiffs motion for summary judgement, holding that the Agreement did not allow the Interest Holders to vote in favor or against the Transaction by proxy.

         As discussed in Item 3, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District Court for the Northern District of
Illinois. Unfortunately, however, the delay caused by the litigation has had an adverse effect on the Partnership today as well as on future prospects.

         The 1998 and 1997 distributions were based on the net earnings of the Partnership in 1998 and 1997. These distributions were lower than prior distributions because the Partnership incurred significant valuation fees and legal costs to defend against the lawsuits. In addition, the remaining term of the Partnership's properties' leases continue to shrink. This fact is causing the Partnership to potentially face the risks and costs of lease rollover. This heightened degree of risk may also have an adverse effect on the ultimate value of the Assets. Further, the Partnership's most significant tenant, Ponderosa, has recently closed and vacated four of the Partnership's properties. (The
Partnership owns one of them directly and has a joint venture interest in the other three.) The General Partners are working to remedy this situation. In January 1998, the Brauvin High Yield
Venture partnership sold one of these assets to a third party not related to either the Purchaser or the Partnership. Although the closing of the restaurants should not have a significant short term effect, it could materially affect the Assets' long term prospects. Unfortunately, these recent developments are some of the exact risks and costs the Partnership was seeking to avoid with the successful completion of the Merger.

         On January 16, 1998, by agreement of the Partnership and the General Partner and pursuant to a motion of the General Partner, the District Court entered an order preventing the Partnership and the General Partners from completing the Merger, or otherwise disposing of all or substantially all of the Partnership's assets, until further order from the Court.

         On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation. The Special Master has been empowered to determine how the assets of the Partnership should be sold or disposed of in a manner which allows the Interest Holders to maximize their financial return in the shortest practicable time frame. In addition, early in the second quarter of 1998, the Special Master retained a financial advisor (the "Financial Advisor"), at the expense of the Partnership to assist the Special Master. The Financial Advisor was engaged to perform a valuation of the properties of the Partnership as well as a valuation of the Affiliated Partnership's. The cost to the Partnership for the services of the Financial Advisor was $135,000.

  On August 4, 1998, the Special Master filed a Report and Recommendation with the District Court expressing the Special Master's recommendation that the Partnership's properties be disposed of in an auction conducted by the Financial Advisor under the direction of the Special Master. The District Court accepted this Report and Recommendation. On November 4, 1998, the Special Master filed an additional Report and Recommendation with the District Court, requesting that the Court withdraw its Order of Reference to Special Master on the grounds it would be impossible to effect the sale of the Partnership's properties in a manner that maximizes the financial return to Limited Partners in a short time frame, unless certain litigation issues are resolved. The District Court has accepted this Report and Recommendation.

         As detailed in Item 3, by agreement of the Partnership and the General Partners and pursuant to a motion of the General Partners, the District Court entered an order preventing the Partnership and the General Partners from completing the Merger or otherwise disposing of all or substantially all of the Partnership's assets until further order of the Court.

Results of Operations - Years ended December 31, 1998 and 1997

         Results of operations for the year ended December 31, 1998 reflected net income of $816,736 as compared to net income of $2,006,768 for the year ended December 31, 1997, a decrease of approximately $1,190,000. The decrease in net income is primarily associated with a loss on impairment for an other than temporary decline in value of the partnerships real estate in the amount of $1,145,000.

         Total income for the year ended December 31, 1998 was $2,564,708 as compared to $2,651,691 for the year ended December 31, 1997, a decrease of approximately $87,000. The decrease in total income was primarily a result of a 1997 one-time settlement of outstanding issues with a major tenant of the Partnership which increased rental income in 1997. Additionally, total income decreased as a result of a decrease in interest income which was the result of decreased funds invested during 1998.

         Total expenses for the year ended December 31, 1998 were $2,102,291 as compared to $997,660 for the year ended December 31, 1997, an increase of approximately $1,105,000. The increase in expenses was primarily due to a loss on impairment recorded in 1998 in the amount of $1,145,000. Further increasing expenses between 1998 and 1997 was an increase in valuation fees of $135,000 which was paid to the Financial Advisors. Partially offsetting increases in expenses between 1998 and 1997 was a decrease in Transaction costs and environmental remediation of approximately $75,600 and $80,000, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures About Market
               Risk

   The Partnership does not engage in any hedge transactions or derivative financial instruments,or have any interest sensitive ogligations.

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

  The principal officers and directors of the Corporate General
Partner are:

         Mr. Jerome J. Brault .  Chairman of the Board of
                                 Directors, President, Chief
                                 Executive Officer and Director

         Mr. James L. Brault  .. Vice President and Secretary

         Mr. Thomas E. Murphy .. Treasurer and Chief Financial
                                 Officer

         The business experience during the past five years of the General Partners and the principal officers and directors of the Corporate
General Partner are as follows:

         MR. JEROME J. BRAULT (age 65) chairman of the board of directors, president and chief executive officer of the Corporate General
Partner, as well as a principal shareholder of the Corporate General Partner. He is a member and manager of Brauvin Real Estate Funds, L.L.C. He is a member of Brauvin Capital Trust L.L.C. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of six other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management
Company, Brauvin Advisory Services, Inc. and Brauvin Securities,
Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. He is the chief executive officer of Brauvin Capital Trust, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

         MR. JAMES L. BRAULT (age 38) is a vice president and secretary and is responsible for the overall operations of the Corporate
General Partner and other affiliates of the Corporate General
Partner. He is an officer of various Brauvin entities which act as the general partners of six other publicly registered real estate programs. Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary of Brauvin Net Lease V, Inc. He is a manager of Brauvin
Real Estate Funds, L.L.C., Brauvin Capital Trust, L.L.C. and
BA/Brauvin L.L.C.  He is the president of Brauvin Capital Trust,
Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their
Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George
Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

         MR. THOMAS E. MURPHY (age 32) is the treasurer and chief financial officer of the Corporate General Partner and other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin entities which act as the general partners of six other publicly registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc. and Brauvin Net Lease V, Inc. He is the treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in July 1994. Prior to joining the Brauvin organization he worked in the accounting department of Zell/Merrill Lynch and First Capital Real Estate Funds where he was responsible for the preparation of the accounting and financial reporting for several real estate limited partnerships and corporations. Mr. Murphy received a B.S. degree in Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.

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

  The General Partners are entitled to receive Acquisition Fees for services rendered in connection with the selection, purchase, construction or development of any property by the Partnership whether designated as real estate commissions, acquisition fees, finders' fees, selection fees, development fees, construction fees, non-recurring management fees, consulting fees or any other similar fees or commissions, however treated for tax or accounting purposes. Aggregate Acquisition Fees payable to all persons in connection with the purchase of Partnership properties may not exceed such compensation as is customarily charged in arm's-length transactions by others rendering similar services as an ongoing public activity in the same geographic locale and for comparable properties. The aggregate Acquisition Fees to be paid to the General Partners and their affiliates shall not exceed 4-1/2% of the gross proceeds of the Offering. In addition, an additional Acquisition Fee may be paid to the General Partners and its affiliates to the extent of excess working capital reserves (as defined). No acquisition fees were paid in 1998 or 1997. An acquisition fee of $8,588 was paid in 1996 related to the Bay County Venture purchase.

  An affiliate of the General Partners may provide leasing and re-leasing services to the Partnership in connection with the management of Partnership properties. The maximum property management fee to the General Partners or their affiliates shall be equal to 1% of the gross revenues of each Partnership property or interest therein; however, the receipt of such property management fees by the General Partners or their affiliates is subordinated to the receipt by the Interest Holders of a 10% non-cumulative, non-compounded annual return on Adjusted Investment. In 1998, 1997 and 1996, the Partnership paid management fees of $25,278, $22,754, and $24,994, respectively, to affiliates of the General Partners.

 (c, d, e & f) Not applicable.

 (g) The Partnership has no employees and pays no employee or director compensation.

 (h & i)       Not applicable.

 (j)           Compensation Committee Interlocks and Insider
               Participation. Since the Partnership has no employees, it did not have a compensation committee and is not responsible for the payment of any compensation.

 (k)           Not applicable.

 (l)           Not applicable.

 The following is a summary of all fees, commissions and other expenses paid or payable to the General Partners or their affiliates for the years ended December 31, 1998, 1997 and 1996:

                                 1998                 1997              1996

 Selling commissions         $     --            $     --            $  9,010
 Management fees                 25,119              24,929            24,994
 Reimbursable operating expense 137,597             146,195           118,764
 Legal fees                        --                   267             2,737
 Acquisition fees                  --                  --               8,588
 Transaction costs                 --                  --              10,854

 As of December 31, 1998 and 1997, the Partnership has made all payments to affiliates except for $2,016 and $2,175, respectively, related to management fees.

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

 (3)        Exhibits required by the Securities and Exchange . . .
            Commission Regulation S-K Item 601:

           (21) Subsidiaries of the Registrant.

           (27) Financial Data Schedule.

 The following exhibits are incorporated by reference from the Registrant's Registration Statement (File No. 33-11899) on Form S-11 filed under the Securities Act of 1933:

        Exhibit No.              Description

           3.(a)                 Restated Limited Partnership Agreement
           3.(b)                 Articles of Incorporation of Brauvin
                                 Realty Advisors, Inc.
           3.(c)                 By-Laws of Brauvin Realty Advisors, Inc.
           3.(d)                 Amendment to the Certificate of Limited
                                 Partnership of the Partnership
         10.(a)                  Escrow Agreement

    (b) Form 8-K.
    None.

    (c) An annual report for the fiscal year 1998 will be sent to the Interest Holders subsequent to this filing.



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

                     BRAUVIN HIGH YIELD FUND L.P.

                     BY: Brauvin Realty Advisors, Inc.
                         Corporate General Partner

                         By:/s/ Jerome J. Brault
                             Jerome J. Brault
                             Chairman of the Board of Directors,
                             President and Chief Executive Officer

                         By:/s/ Thomas E.  Murphy
                             Thomas E. Murphy
                             Chief Financial Officer and Treasurer

                         By:/s/ James L. Brault
                              James L. Brault
                              Vice President and Secretary


                        INDIVIDUAL GENERAL PARTNER


                        /s/ Jerome J. Brault

                            Jerome J. Brault



DATED: April 15, 1999

             INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                     Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . .      F-2

Financial Statements:

  Balance Sheets, December 31, 1998 and 1997 . . . . . . . . . .      F-3

  Statements of Operations, for the years ended
  December 31, 1998, 1997 and 1996 . . . . . . . . . . . . . . .      F-4

  Statements of Partners' Capital, for the years ended
  December 31, 1998, 1997 and 1996 . . . . . . . . . . . . . . .      F-5

  Statements of Cash Flows, for the years ended
  December 31, 1998, 1997 and 1996 . . . . . . . . . . . . . . .      F-6

  Notes to Financial Statements. . . . . . . . . . . . . . . . .      F-7

Schedule III -- Real Estate and Accumulated
  Depreciation, December 31, 1998. . . . . . . . . . . . . . . .      F-31

All other schedules provided for in Item 14(a)(2) of Form 10-K are either not required, or are inapplicable, or not material.

              INDEPENDENT AUDITORS' REPORT

To the Partners
Brauvin High Yield Fund L.P.
Chicago, Illinois

We have audited the accompanying balance sheets of Brauvin High Yield Fund L.P. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index to Financial Statements and Schedule on page F-1. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Brauvin High Yield Fund L.P. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 16, 1999
(April 14, 1999 as to Note 8)

                              BALANCE SHEETS

                                              December 31,   December 31,
                                                  1998           1997
ASSETS
Investment in real estate, at cost:
   Land                                        $ 5,425,268   $ 5,768,768
   Buildings                                    12,752,707    13,554,207

                                                18,177,975    19,322,975
   Less: Accumulated depreciation               (4,003,906)   (3,625,393)
   Net investment in real estate                14,174,069    15,697,582

Investment in Joint Ventures (Note 7):
   Brauvin High Yield Venture                       18,726        31,007
   Brauvin Funds Joint Venture                   2,413,241     2,431,037
   Brauvin Gwinnett County Venture                 534,901       543,333
  Brauvin Bay County Venture                       165,884       166,329

Cash and cash equivalents                        1,478,616     1,030,464
Prepaid offering costs                              15,703        15,703
Other assets                                         1,777         2,070
       Total Assets                            $18,802,917   $19,917,525

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and accrued
 expenses                                       $   268,111   $  118,882
Environmental remediation
 accrual                                             80,000       80,000
Rent received in advance                             29,912       30,699
Tenant security deposits                             51,934       51,934
Due to affiliates                                     2,016        2,175
       Total Liabilities                            431,973      283,690

PARTNERS' CAPITAL:
General Partners                                     85,371      174,353
Interest Holders                                 18,285,573   19,459,482
       Total Partners' Capital                   18,370,944   19,633,835
       Total Liabilities and
        Partners' Capital                       $18,802,917  $19,917,525

            See accompanying notes to financial statements

                        STATEMENTS OF OPERATIONS
                     For the years ended December 31,

                                      1998         1997         1996
INCOME
Rental                             $2,483,451   $2,514,561   $2,447,036
Interest and other                     81,257      137,130       88,582
     Total income                   2,564,708    2,651,691    2,535,618

EXPENSES
General and administrative            206,755      218,565      189,729
Management fees (Note 3)               25,119       24,929       24,994
Transaction costs (Note 8)            211,904      287,531      356,850
Valuation fees                        135,000           --       89,016
Depreciation                          378,513      386,635      386,636
Provision for
 impairment(Note 6)                 1,145,000            -           --
Environmental remediation
  expense (Note 9)                         --       80,000           --
                                    2,102,291      997,660    1,047,225
Income before equity interest
 in joint ventures                    462,417    1,654,031    1,488,393

Equity Interest in Joint
 Ventures' Net Income:
Brauvin High Yield Venture              1,424        5,833        5,828
Brauvin Funds Joint Venture           290,904      286,426      291,814
Brauvin Gwinnett County
 Venture                               48,196       49,102       49,396
Brauvin Bay County Venture             13,795       11,376          632
Net income                          $ 816,736   $2,006,768   $1,836,063

Net income allocated to the
 General Partners                   $  16,335   $   40,135   $   36,721

Net income allocated to the
 Interest Holders                   $ 800,401   $1,966,633   $1,799,342
Net income per
 Unit outstanding (a)               $    0.30   $     0.75   $     0.69

(a) Net income per Unit was based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Interest Holders were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan (the "Plan").

           See accompanying notes to financial statements

                           STATEMENTS OF PARTNERS' CAPITAL
                  For the years ended December 31, 1998, 1997 and 1996


                               General   Interest
                              Partners   Holders *    Total

Balance, January 1, 1996     $124,295  $20,710,959  $20,835,254

Contributions, net                          67,546       67,546
Selling commissions and other
 offering costs                            (10,070)     (10,070)
Net income                     36,721    1,799,342    1,836,063
Cash distributions            (26,798)  (1,321,381)  (1,348,179)
Balance, December 31, 1996    134,218   21,246,396   21,380,614

            Net income         40,135    1,966,633    2,006,768
Cash distributions               -      (3,753,547)  (3,753,547)
Balance, December 31, 1997    174,353   19,459,482   19,633,835

Net income                     16,335      800,401      816,736
Cash distributions           (105,317)  (1,974,310)  (2,079,627)
Balance, December 31, 1998  $  85,371  $18,285,573  $18,370,944


* Total Units outstanding at December 31, 1998, 1997 and 1996 were 2,627,503, 2,627,503 and 2,627,503, respectively. Cash distributions to Interest Holders per Unit were approximately, $0.75, $1.43, and $0.50 for the years ended December 31, 1998, 1997 and 1996, respectively. Cash distributions to Interest Holders per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Interest Holders were admitted to the Partnership and additional Units were purchased through the Plan.




           See accompanying notes to financial statements

                            STATEMENTS OF CASH FLOWS
                        For the years ended December 31,

                                               1998         1997         1996
Cash Flows From Operating  Activities:
Net income                                  $816,736  $2,006,768   $1,836,063
Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation 378,513                         386,635     386,636
Provision for impairment                   1,145,000          --           --
Equity interest in net income from:
       Brauvin High Yield Venture            (1,424)     (5,833)      (5,828)
        Brauvin Funds Joint Venture        (290,904)   (286,426)    (291,814)
        Brauvin Gwinnett County Venture     (48,196)    (49,102)     (49,396)
        Brauvin Bay County Venture          (13,795)    (11,376)        (632)
Changes in:
        Due from affiliates                      --          20          338
        Other assets                            293      15,213          476
        Accounts payable and accr expenses  149,229      89,864       18,575
        Due to affiliates                      (159)      2,175           --
        Rent received in advance               (787)   (113,666)       57,462
        Environmental remediation accrual        --      80,000           --
        Tenant security deposits                 --      51,934           --
Net cash provided by operating
 activities                                2,134,506   2,166,206    1,951,880

Cash Flows From Investing Activities:
Return of capital-
 Brauvin High Yield Venture                    7,505
Distributions from:
 Brauvin High Yield Venture                    6,200       7,200        7,200
 Brauvin Funds Joint Venture                 308,700     306,250      313,600
 Brauvin Gwinnett County Venture              56,628      56,394       56,160
 Brauvin Bay County Venture                   14,240      16,480           --
Investment in Brauvin Bay County
Venture                                          --          --     (170,801)
Net cash provided by investing
 activities                                  393,273     386,324      206,159

Cash Flows From Financing Activities:
Sale of Units, net of liquidations, selling
 commissions and other offering costs             --          --       58,536
Cash distributions to General Partners     (105,317)         --      (26,798)
Cash distributions to Interest Holders   (1,974,310) (3,753,547)  (1,321,381)
Net cash used in financing activitie     (2,079,627) (3,753,547)  (1,289,643)
Net increase (decrease) in cash and cash
 equivalents                                 448,152  (1,201,017)     868,396
Cash and cash equivalents at beginning
 of year                                   1,030,464   2,231,481    1,363,085
Cash and cash equivalents at end
 of year                                  $1,478,616  $1,030,464   $2,231,481
                  See accompanying notes to financial statements
(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

 The Partnership was formed on January 6, 1987 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on September 4, 1987. The sale of the minimum of $1,200,000 of depository units representing beneficial assignments of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on November 18, 1987. The Partnership's offering closed on May 19, 1988. A total of $25,000,000 of Units were subscribed for and issued between September 4, 1987 and May 19, 1988, pursuant to the Partnership's public offering. Through December 31, 1998, 1997 and 1996 the Partnership had sold $27,922,102, $27,922,102 and $27,922,102 of Units, respectively.
These totals include $2,922,102 of Units purchased by Interest Holders who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $1,647,070 have been repurchased by the Partnership from Interest Holders liquidating their investment in the Partnership and have been retired as of December 31, 1998, 1997 and 1996. As of December 31, 1998, the Plan participants have acquired Units under the Plan which approximate 10% of total Units outstanding.

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

 Investment in Real Estate

 The operating properties acquired by the Partnership are stated at cost including acquisition costs, net of an allowance for impairment. Depreciation expense is computed on a straight-line basis over approximately 35 years.

 The Partnership provides an allowance for impairment to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at December 31, 1998, 1997, and 1996, except as described in Note 6.

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




 Prepaid Offering Costs

 Prepaid offering costs represent amounts in excess of the defined percentages of the gross proceeds. Prior to the commencement of the Partnership's proxy solicitation (see Note 8), gross proceeds were expected to increase due to the purchase of additional Units through the Plan and the prepaid offering costs would be transferred to offering costs and treated as a reduction in Partners' Capital.

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

 The fair value estimates presented herein are based on information available to management as of December 31, 1998 and 1997, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the years ended December 31, 1998, 1997 and 1996 were as follows:

                               1998                1997                1996

Selling commissions        $    --              $    --            $  9,010
Management fees             25,119               24,929              24,994
Reimbursable operating
 expenses                  137,597              146,195             118,764
Legal fees                      --                  267               2,737
Acquisition fees                --                  --                8,588
Transaction costs               --                  --               10,854
  As of December 31, 1998 and 1997, the Partnership has made all payments to affiliates except for $2,016, and $2,175, respectively, related to management fees.

(4)  LEASES

  The Partnership's rental income is principally obtained from tenants through rental payments provided under triple-net noncancelable operating leases. The leases provide for a base minimum annual rent and increases in rent such as through participation in gross sales above a stated level.

  The following is a schedule of noncancelable future minimum rental payments due to the Partnership under operating leases of Partnership properties as of December 31, 1998:

Year ending December 31:

  1999                            $2,157,273
  2000                             2,112,359
  2001                             1,889,635
  2002                             1,807,580
  2003                             1,343,346
  Thereafter                         217,140
                                  $9,527,333

         Additional rent based on percentages of tenant sales increases was $327,367, $344,302 and $296,269 in 1998, 1997 and 1996,
respectively.

         Approximately 42% and 38% of the Partnership's rental income is from properties operated as Ponderosa and Taco Bell restaurants, respectively. The Partnership is subject to some risk of loss should adverse events affect those Ponderosa and Taco Bell restaurants and, in turn, adversely affect the lessees' ability to pay rent to the Partnership.

(5) WORKING CAPITAL RESERVES

         The Partnership set aside 1% of the gross proceeds of its Offering as a working capital reserve. At any time two years subsequent to the termination of the Partnership's offering (May 19, 1990), it became permissible to reduce the working capital reserve to an amount equal to not less than 1/2% of the proceeds of the Offering ($125,000) if the General Partners believed such reduction to be in the best interests of the Partnership and the Interest Holders. As a result thereof, $125,000 was paid to an affiliate of the General Partners in the fourth quarter of 1990 as an additional Acquisition cost allocation Fee and $125,000 remains in reserve.

(6) PROVISION FOR IMPAIRMENT

         In 1998, the Partnership engaged LaSalle Partners, Inc. to perform a valuation of the Partnership's properties. As a result of this valuation, during the third quarter of 1998, a provision for impairment in the total amount of $1,145,000 was recorded in the financial statements of the Partnership. This allowance has been recorded as a reduction of the properties' cost, and allocated to land and buildings based on the original acquisition cost allocation of 30%(land) and 70% (building).

(7) INVESTMENT IN JOINT VENTURES

         The Partnership owns equity interests in the Brauvin High Yield Venture, Brauvin Funds Joint Venture, Brauvin Gwinnett County
Venture and Brauvin Bay County Venture and reports its investments on the equity method. The following are condensed financial statements for the Brauvin High Yield Venture, Brauvin Funds Joint Venture, Brauvin Gwinnett County Venture and Brauvin Bay County
Venture:

                  BRAUVIN HIGH YIELD VENTURE

                           December 31,              December 31,
                               1998                      1997

Land and buildings, net    $3,695,748                  $4,922,583
Other assets                   12,634                      15,554
                           $3,708,382                  $4,938,137

Liabilities                $   30,644                  $   32,310
Partners' capital           3,677,738                   4,905,827
                           $3,708,382                  $4,938,137


                                Years Ended December 31,

                              1998        1997       1996

Rental and other income     $632,815    $717,459    $714,260

Expenses:
 Depreciation                 98,134     120,250     120,250
 Management fees               6,292       7,494       7,413
 Operating and
  administrative               7,366       6,422       3,811
Loss on impairment           264,000          --          --
Loss on sale of property     114,604          --          --
                             490,396     134,166     131,474
Net Income                  $142,419    $583,293    $582,786


                    BRAUVIN FUNDS JOINT VENTURE

                           December 31,              December 31,
                               1998                      1997

Land and buildings, net     $4,486,212                 $4,596,308
Other assets                   497,008                    420,444
                            $4,983,220                 $5,016,752

Liabilities                 $    4,991                 $    2,205
Partners' capital            4,978,229                  5,014,547
                            $4,983,220                 $5,016,752



                                     Year Ended December 31,

                               1998         1997       1996
Rental and other income      $717,858    $715,218    $716,981

Expenses:
 Depreciation                 110,096     110,096     110,096
 Management fees                6,626       6,642       6,752
 Operating and
  administrative                7,454      13,938       4,593
                              124,176     130,676     121,441

Net Income                   $593,682    $584,542    $595,540

                      BRAUVIN GWINNETT COUNTY VENTURE

                           December 31,              December 31,
                               1998                      1997

Land and buildings, net     $2,239,254                 $2,285,006
Other assets                    85,048                     75,185
                            $2,324,302                 $2,360,191

Liabilities                 $   25,029                 $   24,884
Partners' capital            2,299,273                  2,335,307
                            $2,324,302                 $2,360,191

                     Years Ended December 31,

                                    1998           1997          1996

Rental and other income           $275,753       $274,277       $264,475

Expenses:
 Depreciation                       45,752         45,752         45,752
 Management fees                     2,640          2,830          2,520
 Operating and
  administrative                    21,394         15,858          5,109
                                    69,786         64,440         53,381

Net Income                        $205,967       $209,837       $211,094









                   BRAUVIN BAY COUNTY VENTURE

                            December 31, 1998         December 31, 1997


Land and buildings, net        $1,033,942                    $1,051,588
Other assets                       17,330                        11,989
                               $1,051,272                    $1,063,577

Liabilities                    $    4,296                    $   13,820
Partners' capital               1,046,976                     1,049,757
                               $1,051,272                    $1,063,577
                                                      Period from
                                                   October 31, 1996
                         Year Ended   Year Ended   (inception) to
                         December 31, December 31,   December 31,
                           1998          1997           1996

Rental and other income    $110,782       $109,985     $ 18,502

Expenses:
 Depreciation                17,646         17,689        2,898
 Management fees              1,079          1,178          191
 Operating and
   administrative             5,838         20,014       11,463
                             24,563         38,881       14,552

Net Income                 $ 86,219        $71,104      $ 3,950





(8)  MERGER AND LITIGATION

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

  The redemption price to be paid to the Interest Holders in connection with the Merger was based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. Cushman & Wakefield determined the fair market value of the Assets to be $23,198,450, or $8.83 per Unit, as of April 1, 1996. Subsequently, the Partnership purchased a 16% interest in Brauvin Bay County Venture. Based on the terms of the Merger Agreement, the fair market value of the Assets will be increased by the amount of the investment in Brauvin Bay County Venture, and correspondingly, the Partnership's cash holdings were reduced by the same amount and, therefore, the total redemption amount would remain unchanged. The redemption price of $9.31 per Unit also included all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time at the filing of the certificate of merger, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Transaction (as detailed in the Merger Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations. Of the original cash redemption amount, approximately $0.48 was distributed to Interest Holders in the December 31, 1997 distribution.

   The General Partners were not to receive any payment in exchange for the redemption of their general partnership interests nor would they have received any fees from the Partnership in connection with the Transaction. The Managing General Partner and his son, James
L. Brault, an executive officer of the Corporate General Partner, were to have a minority ownership interest in the Purchaser.

  The Merger was not completed primarily due to certain litigation, as described below, that was still pending at December 31, 1998.
The General Partners believe that these lawsuits are without merit and, therefore, continue to vigorously defend against them.

  Because of the August 12, 1998 rulings of the District Court in the Christman litigation, as described below, it is not possible for the Merger to be consummated.

  Distributions of the Partnership's net earnings for the periods January 1, 1997 to March 31, 1997, April 1, 1997 to June 30, 1997,
July 1, 1997 to September 30, 1997 and October 1, 1997 to December 31, 1997 were made to the Interest Holders on March 31, 1997, July 15, 1997, October 22, 1997 and December 31, 1997, respectively, in the amounts of approximately $597,600, $529,000, $721,300 and $1,903,700. In addition, distributions of approximately $2,000 were paid to various states for income taxes on behalf of all Interest Holders during 1997.

  Distributions of the Partnership's net earnings for the periods January 1, 1998 to March 31, 1998, April 1, 1998 to June 30, 1998,
July 1, 1998 to September 30, 1998 and October 1, 1998 to December 31, 1998, were made to Interest Holders on May 8, 1998, August 15, 1998, November 15, 1998 and February 15, 1999, respectively in the amounts of approximately $650,000, $504,000, $812,000 and $762,000.

  As detailed in "Litigation" by agreement of the Partnership and the General Partners and pursuant to a motion of the General
Partners the District Court entered an order preventing the Partnership and the General Partners from completing the Merger or otherwise disposing of all or substantially all of the Partnership's assets until further order of the Court.

  Litigation

  Two legal actions, as hereinafter described, were pending at December 31, 1998 against the General Partners of the Partnership and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger, with regard to the Illinois Christman lawsuit, as described below. On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District Court for the Northern District of Illinois. Management believes that the settlement will not have a material financial impact on the Partnership. The terms of the settlement agreement, along with a Notice to the Class, will be forwarded to the Interest Holders in the second quarter. One additional legal action, which was dismissed on January 28, 1998 had also been brought against the General Partners of the Partnership and affiliates of such General Partners, as well as the Partnership on
a nominal basis in connection with the Merger.   With respect to
these actions the Partnership and the General Partners and their named affiliates denied all allegations set forth in the complaints and vigorously defended against such claims.


  A. The Dismissed Florida Lawsuit

  On September 17, 1996, a lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, styled Rebecca Scialpi and Helen Friedlander v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., and Brauvin Realty Advisors IV, Inc., James L. Brault, and Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program
IV, L.P., Docket No. 96012807.   The Partnership and the other
affiliated partnerships named in this lawsuit (the "Affiliated Partnerships") that were proposed to be a party to a merger or sale with the Purchaser, were each named as a "Nominal Defendant" in this lawsuit. The named plaintiffs were not Interest Holders in the Partnership. Rather, the named plaintiffs are limited partners in Brauvin High Yield Fund L.P. II, one of the Affiliated Partnerships. Jerome J. Brault, the Managing General Partner of the Partnership, and Brauvin Realty Advisors, Inc., the Corporate General Partner of the Partnership, as well as certain corporate general partners of the Affiliated Partnerships, were named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, was also named as a defendant. This lawsuit was dismissed for want of prosecution on January 28, 1998.

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

  On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation. The Special Master was empowered to determine how the assets of the Partnership should be sold or disposed of in a manner which allows the Interest Holders to maximize their financial return in the shortest practicable time frame. In addition, early in the second quarter of 1998, the Special Master retained a financial advisor (the "Financial Advisor"), at the expense of the Partnership to assist the Special Master. The Financial Advisor has been engaged to perform a valuation of the properties of the Partnership
as well as a valuation of the Affiliated Partnerships.   The cost
to the Partnership for the services of the Financial Advisor was $135,000.

  On August 4, 1998, the Special Master filed a Report and Recommendation with the District Court, expressing the Special Master's recommendation the Partnership's properties be disposed of in an auction conducted by the Financial Advisor under the direction of the Special Master. The District Court accepted this Report and Recommendation. On November 4, 1998, the Special Master filed an additional Report and Recommendation with the District Court, requesting that the Court withdraw its Order of Reference to Special Master on the grounds it would be impossible to effect the sale of the Partnerships in a manner that maximizes the financial return to Limited Partners in a short time frame, unless certain litigation issues are resolved. The District Court has accepted this Report and Recommendation.

  On January 21, 1999, plaintiffs filed another amended complaint, adding additional claims against the General Partners and seeking class certification under Federal Rule 23 as to the newly added claims, and as to all other claims in plaintiffs' complaint which had not been previously certified. The District Court granted plaintiffs' request for class certification as to all of the claims not previously certified, and certified all of the claims of the plaintiffs' complaint under Rule 23(b)(1), 23(b)(2)and 23(b)(3).

  In addition, pursuant to the General Partners' motion, the District Court dismissed as moot certain of plaintiffs' claims, including plaintiffs' claim that the General Partners violated certain of the rules of the Securities and Exchange Commission by allegedly making false and misleading statements in the Proxy. The District Court similarly dismissed as moot a counterclaim that had been made against class plaintiffs and their counsel for violating the federal securities laws.

  On April 13, 1999, all of the parties reached a Settlement Agreement encompassing all matters in the lawsuit. The Settlement Agreement is subject to the approval by the District Court, and the Interest Holders will be provided with a written notice concerning its terms. The settlement will not have a material financial impact on the Partnership.

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

  The General Partners deny these allegations and intend to vigorously defend against these claims. There have been no material developments with respect to this lawsuit since it was filed on June 20, 1997; however, management believes that the terms of the April 13, 1999 settlement agreement described above will encompass this lawsuit.

 (9)  RESERVE FOR ENVIRONMENTAL REMEDIATION

   In connection with the Merger (see Note 8), the Partnership has undertaken environmental studies of potentially affected properties. One of the Partnership's properties has been identified by the environmental study as having a potential environmental issue. A remedial investigation and feasibility study has been completed, and the results of that study have been forwarded to the appropriate authorities. The study indicates a range of viable remedial approaches, but agreement has not yet been reached with the authorities on the final remediation approach. The Partnership has accrued its best estimate of the costs that will be incurred to complete the environmental remediation at this property.

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

                                                          SCHEDULE III
                                                  BRAUVIN HIGH YIELD FUND L.P.
                                                (a Delaware limited partnership)

                                            REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                       DECEMBER 31, 1998
                                                                          Gross Amount at Which Carried
                                          Initial Cost (a)                  at  Close of Period (b)
                                           Buildings,                         Buildings,
                                            Personal       Cost of             Personal
                                          Property and  Subsequent          Property and             Accumulated      Date
   Description   Encumbrances(c)   Land   Improvements Improvements   Land   Improvements Total(a)  Depreciation    Acquired
Taco Bells           $0         $2,245,312  $5,239,062        $0  $2,093,512 $ 4,884,862 $ 6,978,374 $1,629,334    12/87-2/88
Ponderosas            0          3,167,168   7,390,057         0   2,975,468   6,942,757   9,918,225  2,133,581    9/88-11/89
Children's World
 Learning Centers     0            356,288     831,338         0     356,288     831,338   1,187,626    216,106          7/89
Unallocated additional
 Acquisition Fee      0                  0      93,750         0           0      93,750      93,750     24,885   11/90-12/90
                     $0         $5,768,768 $13,554,207        $0  $5,425,268 $12,752,707 $18,177,975 $4,003,906

<F1>
NOTES:
 (a)  The cost of this real estate is $19,322,975  for tax purposes (unaudited).  The buildings are depreciated over approximately
 35 years using the straight line method.  The properties were constructed between 1969 and 1986.
 (b)  The following schedule summarizes the changes in the Partnership's real estate and accumulated depreciation balances:

     Real estate                                                    1998          1997            1996
      Balance at beginning of year                             $19,322,975    $19,322,975     $19,322,975
      Subtractions-land, buildings and improvements(d)           1,145,000              0               0
      Balance at end of year                                   $18,177,975    $19,322,975     $19,322,975

     Accumulated depreciation                                      1998          1997             1996
      Balance at beginning of year                             $ 3,625,393    $ 3,238,758     $ 2,852,122
      Provision for depreciation                                   378,513        386,635         386,636
      Balance at end of year                                   $ 4,003,906    $ 3,625,393     $ 3,238,758
(c)Encumbrances - Brauvin High Yield Fund L.P. did not borrow cash in order to purchase its properties.  100% of the land and buildings were paid for with funds contributed by the Interest Holders.
(d) The 1998 amount reflects a provision for impairment on land of $343,500 & building of $801,500(Taco Bell & Ponderosas)

                             EXHIBITS

                                TO

                   BRAUVIN HIGH YIELD FUND L.P.
                      FORM 10-K ANNUAL REPORT
                        FOR THE YEAR ENDED
                         DECEMBER 31, 1998

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