Form 10-Q
period 1999-03-31
BRAUVIN HIGH YIELD FUND L P
filed 1999-05-17
CIK 810587

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q



[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

       For the quarterly period ended   March 31, 1999

                                or

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

                              INDEX

                                                               Page
PART I  Financial Information

Item 1. Financial Statements . . . . . . . . . . . . . . . . . .  3

        Balance Sheets at March 31, 1999 and
        March 31, 1998 . . . . . . . . . . . . . . . . . . . . .  4

        Statements of Operations for the three months
        ended March 31, 1999 and 1998. . . . . . . . . . . . . .  5

        Statements of Partners' Capital for the period
        January 1, 1998 to March 31, 1999. . . . . . . . . . . .  6

        Statements of Cash Flows for the three months
        ended March 31, 1999 and 1998. . . . . . . . . . . . . .  7

        Notes to Financial Statements. . . . . . . . . . . . . .  8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . . . .  30

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk. . . . . . . . . . . . . . . . . . . . . . .  39

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . .  40

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . .  46

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . .  46

Item 4. Submissions of Matters to a Vote of
        Security Holders . . . . . . . . . . . . . . . . . . . .  46

Item 5. Other Information. . . . . . . . . . . . . . . . . . . .  46

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . .  46

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .  47

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

                  PART I - FINANCIAL INFORMATION


ITEM 1. Financial Statements

  Except for the December 31, 1998 Balance Sheet, the following Balance Sheet as of March 31, 1999, Statements of Operations for the three months ended March 31, 1999 and 1998, Statements of Partners' Capital for the period January 1, 1999 to March 31, 1999 and Statements of Cash Flows for the three months ended March 31, 1999 and 1998 for Brauvin High Yield Fund L.P. (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1998 Annual Report on Form 10-K.

                   BRAUVIN HIGH YIELD FUND L.P.
                 (a Delaware limited partnership)

                         BALANCE SHEETS

                                                March 31,     December 31,
                                                  1999           1998
ASSETS
Investment in real estate, at cost:
   Land                                        $ 5,425,268    $ 5,425,268
   Buildings                                    12,658,957     12,658,957
  Personal Property                                 93,750         93,750
                                                18,177,975     18,177,975
  Less: Accumulated depreciation                (4,092,442)    (4,003,906)
   Net investment in real estate                14,085,533     14,174,069

Investment in Joint Ventures (Note 6):
   Brauvin High Yield Venture                       18,442         18,726
   Brauvin Funds Joint Venture                   2,402,696      2,413,241
   Brauvin Gwinnett County Venture                 528,034        534,901
   Brauvin Bay County Venture                      166,126        165,884

Cash and cash equivalents                        1,365,871      1,478,616
Accounts receivable                                    250          1,777
Prepaid offering costs                              15,703         15,703
Other assets                                         4,680             --
  Total Assets                                 $18,587,335    $18,802,917

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and accrued
 expenses                                      $   319,800    $   268,111
Environmental remediation accrual                   80,000         80,000
Rent received in advance                            41,936         29,912
Tenant security deposits                            51,934         51,934
Due to affiliates                                    2,167          2,016
  Total Liabilities                                495,837        431,973

PARTNERS' CAPITAL:
General Partners                                    79,758         85,371
Interest Holders                                18,011,740     18,285,573

  Total Partners' Capital                       18,091,498     18,370,944

  Total Liabilities and
   Partners' Capital                           $18,587,335    $18,802,917




        See accompanying notes to financial statements.

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

                    STATEMENTS OF OPERATIONS
              For the Three Months Ended March 31,

                                                1999           1998
INCOME:
Rental                                         $597,173       $600,246
Interest                                         16,332         19,381
Other                                             3,915             85
     Total income                               617,420        619,712

EXPENSES:
General and administrative                       42,630         40,141
Management fees (Note 3)                          6,210          6,216
Transaction costs (Note 7)                       71,527         26,710
Depreciation                                     88,536         96,659
     Total expenses                             208,903        169,726

Income before equity interest in
  joint ventures                                408,517        449,986

Equity Interest in Joint Venture's
     Net Income:
  Brauvin High Yield Venture                      1,216             78
  Brauvin Funds Joint Venture                    72,755         71,950
  Brauvin Gwinnett County Venture                11,853         11,685
  Brauvin Bay County Venture                      3,442          3,300

Net income                                     $497,783       $536,999

Net income allocated to the General
  Partners                                     $  9,956       $ 10,740

Net income allocated to the Interest
  Holders                                      $487,827       $526,259

Net income per Unit outstanding (a)            $   0.19       $   0.20

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


         See accompanying notes to financial statements

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

                STATEMENTS OF PARTNERS' CAPITAL
        For the Period January 1, 1998 to March 31, 1999

                             General      Interest
                             Partners     Holders *     Total

Balance, January 1, 1998    $174,353    $19,459,482  $19,633,835

Net income                    16,335        800,401      816,736
Cash distributions          (105,317)    (1,974,310)  (2,079,627)

Balance, December 31, 1998    85,371     18,285,573   18,370,944

Net income                     9,956        487,827      497,783
Cash distributions           (15,569)      (761,660)    (777,229)

Balance, March 31, 1999     $ 79,758    $18,011,740  $18,091,498


* Total Units outstanding at March 31, 1999 and December 31, 1998 were 2,627,503. Cash distributions to Interest Holders per Unit were approximately $0.29 and $0.75, respectively, for the three months ended March 31, 1999 and for the year ended December 31, 1998. Cash distributions to Interest Holders per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Interest Holders were admitted to the Partnership and additional Units were purchased through the Plan.











         See accompanying notes to financial statements.

                  BRAUVIN HIGH YIELD FUND L.P.
                 (a Delaware limited partnership)

                     STATEMENTS OF CASH FLOWS
                 For Three Months Ended March 31,

                                                    1999        1998
Cash flows from operating activities:
Net income                                      $  497,783 $  536,999
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                    88,536     96,659
   Equity interest in net income from:
      Brauvin High Yield Venture                    (1,216)       (78)
      Brauvin Funds Joint Venture                  (72,755)   (71,950)
      Brauvin Gwinnett County Venture              (11,853)   (11,685)
      Brauvin Bay County Venture                    (3,442)    (3,300)
   Changes in:
      Other assets                                  (3,153)    (1,575)
      Accounts payable
      and accrued expenses                          51,689      8,467
      Rents received in advance                     12,024      9,435
      Due to affiliates                                151          8
Net cash provided by operating activities          557,764    562,980

Cash flows from investing activities:
Return of capital from Brauvin High
 Yield Venture                                          --      7,505
Distributions from:
   Brauvin High Yield Venture                        1,500      1,500
   Brauvin Funds Joint Venture                      83,300     78,400
   Brauvin Gwinnett County Venture                  18,720     13,340
   Brauvin Bay County Venture                        3,200      4,160
Cash provided by investing activities              106,720    104,905

Cash flows from financing activities:
Cash distributions to General Partners             (15,569)   (75,490)
Cash distributions to Interest Holders            (761,660)        --
Cash used in financing activities                 (777,229)   (75,490)
Net (decrease) increase in cash
   and cash equivalents                           (112,745)   592,395
Cash and cash equivalents at beginning
   of period                                     1,478,616  1,030,464
Cash and cash equivalents at end of period      $1,365,871 $1,622,859


          See accompanying notes to financial statements.

                  BRAUVIN HIGH YIELD FUND L.P.
                 (a Delaware limited partnership)

                 NOTES TO FINANCIAL STATEMENTS
                        (Unaudited)

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

 The Partnership was formed on January 6, 1987 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on September 4, 1987. The sale of the minimum of $1,200,000 of depository units representing beneficial assignments of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on November 18, 1987. The Partnership's offering closed on May 19, 1988. A total of $25,000,000 of Units were subscribed for and issued between September 4, 1987 and May 19, 1988, pursuant to the Partnership's public offering. Through March 31, 1999 and December 31, 1998 the Partnership had sold $27,922,102 of Units. This total includes $2,922,102 of Units purchased by Interest Holders who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $1,647,070 have been repurchased by the Partnership from Interest Holders liquidating their investment in the Partnership and have been retired as of March 31, 1999 and December 31, 1998. As of March 31, 1999, the Plan participants have acquired Units under the Plan which approximate 10% of total Units outstanding.

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

 The Partnership provides an allowance for impairment to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at March 31, 1999 and December 31, 1998 except as described in Note 5.

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

 The fair value estimates presented herein are based on information available to management as of March 31, 1999 and December 31, 1998, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

 The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; accounts receivable; accounts payable and accrued expenses; environmental remediation accrual; rent received in advance; tenant security deposits and due to affiliates.

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

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the three months ended March 31, 1999 and 1998 were as follows:

                                       1999                1998

Management fees                      $ 6,210             $ 6,216
Reimbursable operating
  expenses                            34,234              29,475

  As of March 31, 1999 and December 31, 1998, the Partnership has made all payments to affiliates except for $2,167 and $2,016, respectively, related to management fees.

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

(5) PROVISION FOR IMPAIRMENT

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

(6) INVESTMENT IN JOINT VENTURES

         The Partnership owns equity interests in the Brauvin High Yield Venture, Brauvin Funds Joint Venture, Brauvin Gwinnett County
Venture and Brauvin Bay County Venture and reports its investments on the equity method. The following are condensed financial statements for the Brauvin High Yield Venture, Brauvin Funds Joint Venture, Brauvin Gwinnett County Venture and Brauvin Bay County
Venture:


                          BRAUVIN HIGH YIELD VENTURE

                                      March 31,       December 31,
                                        1999              1998

Land and buildings, net               $3,672,823       $3,695,748
Other assets                               6,375           12,634
                                      $3,679,198       $3,708,382

Liabilities                           $   29,906       $   30,644
Partners' capital                      3,649,292        3,677,738
                                      $3,679,198       $3,708,382


                  Three Months Ended March 31,

                                       1999            1998

Rental and other income               $149,516       $152,110

Expenses:
 Depreciation                           22,924         25,657
 Management fees                         1,514          1,440
 Operating and
  administrative                         3,523          5,064
                                        27,961         32,161
Net income before
loss on sale of property               121,555        119,949

Loss on the sale
 of property                                --       (112,104)

Net Income                            $121,555       $  7,845

                  BRAUVIN FUNDS JOINT VENTURE

                                      March 31,       December 31,
                                        1999              1998

Land and buildings, net               $4,458,689       $4,486,212
Other assets                             501,840          497,008
                                      $4,960,529       $4,983,220

Liabilities                           $    3,820       $    4,991
Partners' capital                      4,956,709        4,978,229
                                      $4,960,529       $4,983,220


                  Three Months Ended March 31,

                                         1999          1998

Rental and other income                 $178,647     $178,647

Expenses:
 Depreciation                             27,524       27,524
 Management fees                           1,781        1,651
 Operating and
  administrative                             862        2,636
                                          30,167       31,811

Net Income                              $148,480     $146,836

               BRAUVIN GWINNETT COUNTY VENTURE

                                        March 31,     December 31,
                                          1999            1998

Land and buildings, net                $2,227,816      $2,239,254
Other assets                               66,026          85,048
                                       $2,293,842      $2,324,302

Liabilities                            $   23,914      $   25,029
Partners' capital                       2,269,928       2,299,273
                                       $2,293,842      $2,324,302

                  Three months Ended March 31,

                                    1999            1998

Rental and other income            $68,066        $68,938

Expenses:
 Depreciation                       11,438         10,582
 Management fees                       658            446
 Operating and
  administrative                     5,315          7,980
                                    17,411         19,008

Net Income                        $ 50,655        $49,930

                   BRAUVIN BAY COUNTY VENTURE

                                March 31,       December 31,
                                  1999               1998

Land and buildings, net        $1,029,530         $1,033,942
Other assets                       30,423             17,330
                               $1,059,953         $1,051,272

Liabilities                    $   11,465         $    4,296
Partners' capital               1,048,488          1,046,976
                               $1,059,953         $1,051,272


                 Three Months Ended March 31,

                                   1999               1998

Rental and other income           $27,313           $27,357

Expenses:
 Depreciation                       4,412             4,412
 Management fees                      501               291
 Operating and administrative         887             2,027
                                    5,800             6,730

Net Income                       $ 21,513           $20,627

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

     The Merger was not completed primarily due to certain litigation, as described below, that was still pending at March 31, 1999. The General Partners believe that these lawsuits are without merit and, therefore, continue to vigorously defend against them.

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

     A distributions of the Partnership's net earnings for the periods January 1, 1999 to March 31, 1999 was made to Interest Holders on
May 17, 1999 in the amounts of approximately $654,000.

     As detailed in "Litigation" by agreement of the Partnership and the General Partners and pursuant to a motion of the General
Partners the District Court entered an order preventing the Partnership and the General Partners from completing the Merger or otherwise disposing of all or substantially all of the Partnership's assets until further order of the Court.

     Litigation

     Two legal actions, as hereinafter described, were pending at March 31, 1999 against the General Partners of the Partnership and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger, with regard to the Illinois Christman lawsuit, as described below. On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District Court for the Northern District of Illinois. Management believes that the settlement will not have a material financial impact on the Partnership. The terms of the settlement agreement, along with a Notice to the Class, will be forwarded to the Interest Holders in the second quarter. One additional legal action, which was dismissed on January 28, 1998 had also been brought against the General Partners of the Partnership and affiliates of such General Partners, as well as the Partnership on
a nominal basis in connection with the Merger.   With respect to
these actions the Partnership and the General Partners and their named affiliates denied all allegations set forth in the complaints and vigorously defended against such claims.

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

(8) RESERVE FOR ENVIRONMENTAL REMEDIATION

 In connection with the Merger (see Note 7), the Partnership has undertaken environmental studies of potentially affected properties. One of the Partnership's properties has been identified by the environmental study as having a potential environmental issue. A remedial investigation and feasibility study has been completed, and the results of that study have been forwarded to the appropriate authorities. The study indicates a range of viable remedial approaches, but agreement has not yet been reached with the authorities on the final remediation approach.
The Partnership has accrued its best estimate of the costs that will be incurred to complete the environmental remediation at this property.

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

 Below is a table summarizing the four year historical data for distribution rates per unit:

Distribution
    Date              1999 (a)    1998 (b)    1997       1996

February 15           $.2898      $   --     $.2274     $.2500
May 15                 .2490       .2473      .2013      .2500
August 15                 --       .1920      .2745         --
November 15               --       .3088      .7245         --

(a) The May, 1999 distribution was made on May 17, 1999.
(b) The 1998 distributions were made on May 8, 1998, August 15,
1998,  November 15, 1998, and February 15, 1999.

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

    During the three months ended March 31, 1999 and 1998, the General Partners and their affiliates earned management fees of $6,210 and $6,216, respectively, and received $15,569, and $105,317 in Operating Cash Flow distributions for the three months and the year ended March 31, 1999 and December 31, 1998, respectively. In January 1998, the Partnership paid the General Partners approximately $75,500 as an operating cash flow distribution for the year ended December 31, 1997.

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

    As discussed in "Legal Proceedings", all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District Court for the Northern District of Illinois. Unfortunately, however, the delay caused by the litigation has had an adverse effect on the Partnership today as well as on future prospects.

    The 1999 and 1998 distributions were based on the net earnings of the Partnership in 1999 and 1998. These distributions were lower than prior distributions because the Partnership incurred significant valuation fees and legal costs to defend against the lawsuits. In addition, the remaining term of the Partnership's properties' leases continue to shrink. This fact is causing the Partnership to potentially face the risks and costs of lease rollover. This heightened degree of risk may also have an adverse effect on the ultimate value of the Assets. Further, the Partnership's most significant tenant, Ponderosa, has recently closed and vacated four of the Partnership's properties. (The Partnership owns one of them directly and has a joint venture interest in the other three.) The General Partners are working to remedy this situation. In January 1998, the Brauvin High Yield Venture partnership sold one of these assets to a third party not related to either the Purchaser or the Partnership. Although the closing of the restaurants should not have a significant short term effect, it could materially affect the Assets' long term prospects. Unfortunately, these recent developments are some of the exact risks and costs the Partnership was seeking to avoid with the successful completion of the Merger.

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

Results of Operations - Three months ended March 31, 1999 and 1998

    Results of operations for the three months ended March 31, 1999 reflected net income of $497,783 as compared to net income of $536,999 for the three months ended March 31, 1998, a decrease of approximately $39,200. The decrease in net income is primarily due to the increase in nonrecurring legal expenses during the first quarter of 1999.

    Total income for the three months ended March 31, 1999 was $617,420 as compared to $619,712 for the three months ended March 31, 1998, a decrease of approximately $2,300. The decrease in total income was primarily a result of a $3,400 decrease in percentage rental income caused by lower sales of several tenants and a $3,000 decrease in interest income which was the result of decreased funds invested during the first quarter of 1999. Partially offsetting decreases in total income between the first quarter of 1999 and 1998 was an increase in other income of approximately $3,800. The $3,800 increase in other income was a result of a one time refund of a previous legal expense item.

    Total expenses for the three months ended March 31, 1999 were $208,903 as compared to $169,726 for the three months ended March 31, 1998, an increase of approximately $39,200. The increase in expenses was primarily due to an increase in transaction costs and general and administrative expense of approximately $45,000 and $2,500, respectively, associated with the Partnership's 1999 attempt to resolve some of the legal issues, as discussed above. Partially offsetting increases in expenses was a decrease in depreciation of approximately $8,100.

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

                     DATE: May 17, 1999



                     BY:   /s/ Thomas E. Murphy
                           Thomas E. Murphy
                           Chief Financial Officer and Treasurer

                     DATE: May 17, 1999