Form 10-Q
period 1999-06-30
BRAUVIN HIGH YIELD FUND L P
filed 1999-08-16
CIK 810587

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

               For the quarterly period ended   June 30, 1999

                                or

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

                              INDEX
                                                               Page
PART I  Financial Information

Item 1. Financial Statements . . . . . . . . . . . . . . . . . . 3

        Statements of Net Assets as of June 30,1999
        (Liquidation Basis) and Balance Sheet as of
        December 31, 1998 (Going Concern Basis) . . . . .. . .   4

        Statement of Changes in Net Assets in Liquidation
        for the period June 18, 1999 to June 30, 1999
         (Liquidation Basis)  . . . .. . . . . . . . . . . . .   5

        Statements of Operations for the period
        January 1, 1999 to June 18, 1999 and for the six
        months ended June 30, 1998 (Going Concern Basis) . . .   6

        Statements of Operations for the period
        April 1, 1999 thru June 18, 1999 and for the three
        months ended June 30, 1998 (Going Concern Basis) . . . . 7

        Statements of Partners' Capital for the period
        January 1, 1998 to June 18, 1999
         (Going Concern Basis). . . . . . . . . . . . . .  . . . 8

        Statements of Cash Flows for the period
        January 1, 1999 to June 18, 1999 and for the six
        months ended June 30, 1998 (Going Concern Basis) . . ... 9

        Notes to Consolidated Financial Statements . . . . .   . 10

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . . . . 28

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk. . . . . . . . . . . . . . . . . . . . . . . 37

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

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .39

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

                  PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

  Except for the December 31, 1998 Balance Sheet (Going Concern Basis), the following Statements of Net Assets as of June 30, 1999 (Liquidation Basis), Statement of Changes in Net Assets in Liquidation for the period June 18, 1999 to June 30, 1999 (Liquidation Basis), Statements of Operations for the period January 1, 1999 to June 18, 1999 and for the six months ended June 30, 1998 (Going Concern Basis), Statements of Operations for the period April 1, 1999 to June 18, 1999 and the three months ended June 30, 1998 (Going
Concern Basis), Statement of Partners' Capital for the period January 1, 1998 to June 18, 1999 (Going Concern Basis) and the Statements of Cash Flows for the period January 1, 1999 thru June 18, 1999 and for the six months ended June 30, 1998 (Going Concern Basis) for Brauvin High Yield Fund L.P.(the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1998 Annual Report on Form 10-K.

                   BRAUVIN HIGH YIELD FUND L.P.
                 (a Delaware limited partnership)

         STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
    JUNE 30, 1999 AND BALANCE SHEET DATED DECEMBER 31, 1998
                          (Unaudited)
                                              (Liquidation  (Going Concern
                                                    Basis)         Basis)
                                                 June 30,       December 31,
                                                  1999            1998
ASSETS
 Land                                                   --    $ 5,425,268
 Buildings and improvements                             --     12,658,957
 Personal Property                                      --         93,750
                                                        --     18,177,975
 Less: Accumulated depreciation                         --     (4,003,906)
 Net investment in real estate                          --     14,174,069
Real estate held for sale                      $15,373,456             --
Investment in Joint Ventures (Note 7):
   Brauvin High Yield Venture                       18,290        18,726
   Brauvin Funds Joint Venture                   2,384,873     2,413,241
   Brauvin Gwinnett County Venture                 506,618       534,901
   Brauvin Bay County Venture                      163,238       165,884
Cash and cash equivalents                        1,017,887     1,478,616
Restricted cash                                    210,994            --
Rent receivable                                      3,021         1,777
Prepaid offering costs                              15,703        15,703
Other assets                                        14,827            --
   Total Assets                                $19,708,907   $18,802,917

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued expenses          $   278,104   $   268,111
Environmental remediation accrual                   80,000        80,000
Rent received in advance                            32,712        29,912
Deferred gain on sale of real estate             1,443,197            --
Reserve for estimated costs during
 the period of liquidation                         100,900            --
Tenant security deposits                            51,934        51,934
Due to affiliates                                    2,155         2,016
   Total Liabilities                             1,989,002      431,9173

Net Assets in Liquidation                      $17,719,905

PARTNERS' CAPITAL
General Partners                                                  85,371
Limited Partners                                              18,285,573
   Total Partners Capital                                     18,370,944

Total Liabilities and Partners' Capital                      $18,802,917

        See accompanying notes to financial statements.

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

       STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
              (LIQUIDATION BASIS) FOR THE PERIOD
                 JUNE 18, 1999 TO JUNE 30, 1999

                          (Unaudited)

Net Assets June 18, 1999
(Going Concern Basis)                        $17,907,454

Adjustments to Liquidation Basis                (187,549)

Net Assets in Liquidation
at June 30, 1999                             $17,719,905



          See accompanying notes to financial statements

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

                    STATEMENTS OF OPERATIONS
                     (Going Concern Basis)
                          (Unaudited)

                                             January 1, 1999     Six Months
                                                    to              ended
                                             June 18, 1999     June 30, 1998
INCOME:
Rental                                         $1,216,421      $1,226,729
Interest                                           32,238          40,086
Other                                               7,615             187
    Total income                                1,256,274       1,267,002

EXPENSES:
General and administrative                        116,021         126,436
Management fees (Note 4)                           12,322          12,371
Transaction costs (Note 8)                        142,211          62,892
Valuation fees                                         --         114,750
Depreciation                                      177,073         193,318
    Total expenses                                447,627         509,767

Income before equity interest in
  joint ventures                                  808,647         757,235

Equity Interest in Joint Venture's
    Net Income:
  Brauvin High Yield Venture                        2,615           1,333
  Brauvin Funds Joint Venture                     145,581         143,783
  Brauvin Gwinnett County Venture                  24,390          24,088
  Brauvin Bay County Venture                        6,953           6,529

Net income                                     $  988,186      $  932,968

Net income allocated to the General
  Partners                                     $   19,764      $   18,659

Net income allocated to the Interest
  Holders                                      $  968,422      $  914,309

Net income per Unit outstanding                $     0.37      $     0.35
  (2,627,503 Units outstanding)



         See accompanying notes to financial statements

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

                    STATEMENTS OF OPERATIONS
                     (Going Concern Basis)
                          (Unaudited)

                                          April 1, 1999      Three Months
                                                to              ended
                                          June 18, 1999     June 30, 1998
INCOME:
Rental                                       $  619,248      $ 626,483
Interest                                         15,906         20,705
Other                                             3,700            102
     Total income                               638,854        647,290

EXPENSES:
General and administrative                       73,391         86,295
Management fees (Note 4)                          6,112          6,155
Transaction costs (Note 8)                       70,684         36,182
Valuation fees                                       --        114,750
Depreciation                                     88,537         96,659
     Total expenses                             238,724        340,041

Income before equity interest in
  joint ventures                                400,130        307,249

Equity Interest in Joint Venture's
     Net Income:
  Brauvin High Yield Venture                      1,399          1,255
  Brauvin Funds Joint Venture                    72,826         71,833
  Brauvin Gwinnett County Venture                12,537         12,403
  Brauvin Bay County Venture                      3,511          3,229

Net income                                   $  490,403      $ 395,969

Net income allocated to the General
  Partners                                   $    9,808      $   7,919

Net income allocated to the Interest
  Holders                                    $  480,595      $ 388,050

Net income per Unit outstanding              $     0.18      $    0.15
  (2,627,503 Units outstanding)





     See accompanying notes to financial statements

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

                STATEMENTS OF PARTNERS' CAPITAL
        For the Period January 1, 1998 to June 18, 1999
                     (Going Concern Basis)
                          (Unaudited)

                             General           Interest
                             Partners         Holders *     Total

Balance, January 1, 1998               $174,353  $19,459,482  $19,633,835

Net income                               16,335      800,401      816,736
Cash distributions                     (105,317)  (1,974,310)  (2,079,627)

Balance, December 31, 1998               85,371   18,285,573   18,370,944

Net income                               19,764      968,422      988,186
Cash distributions                      (28,939)  (1,422,737)  (1,451,676)

Balance, June 18, 1999                 $ 76,196  $17,831,258  $17,907,454


* Total Units outstanding at June 30, 1999 and December 31, 1998 were 2,627,503. Cash distributions to Interest Holders per Unit were approximately $0.54 and $0.75, respectively, for the six months ended June 30, 1999 and for the year ended December 31, 1998. Cash distributions to Interest Holders per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Interest Holders were admitted to the Partnership and additional Units were purchased through the Plan.




         See accompanying notes to financial statements.

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

                    STATEMENTS OF CASH FLOWS
         For the period January 1, 1999 to June 18, 1999
           and for the six months ended June 30, 1998
                     (Going Concern Basis)
                           (Unaudited)
                                                        1999       1998

Cash flows from operating activities:
Net income                                           $ 988,186  $ 932,968
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                        177,073    193,318
  Equity interest in net income from:
     Brauvin High Yield Venture                         (2,615)    (1,333)
     Brauvin Funds Joint Venture                      (145,581)  (143,783)
     Brauvin Gwinnett County Venture                   (24,390)   (24,088)
     Brauvin Bay County Venture                         (6,953)    (6,529)
  Changes in:
     Restricted Cash                                  (210,994)        --
     Other assets                                      (16,071)     1,630
     Accounts payable
     and accrued expenses                                9,993    140,815
     Rents received in advance                           2,800     (1,934)
     Due to affiliates                                     139         81
Net cash provided by operating activities              771,587  1,091,145

Cash flows from investing activities:
Return of capital from Brauvin High
 Yield Venture                                              --      7,505
Distributions from:
  Brauvin High Yield Venture                             3,050      3,000
  Brauvin Funds Joint Venture                          173,950    156,800
  Brauvin Gwinnett County Venture                       32,760     28,548
  Brauvin Bay County Venture                             9,600      7,840
Cash provided by investing activities                  219,360    203,693

Cash flows from financing activities:
Cash distributions to General Partners                 (28,939)   (88,755)
Cash distributions to Interest Holders              (1,422,737)  (658,339)
Cash used in financing activities                   (1,451,676)  (747,094)
Net (decrease) increase in cash
  and cash equivalents                                (460,729)   547,744
Cash and cash equivalents at beginning
  of period                                          1,478,616  1,030,464
Cash and cash equivalents at end of period          $1,017,887 $1,578,208

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

 The Partnership was formed on January 6, 1987 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on September 4, 1987. The sale of the minimum of $1,200,000 of depository units representing beneficial assignments of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on November 18, 1987. The Partnership's offering closed on May 19, 1988. A total of $25,000,000 of Units were subscribed for and issued between September 4, 1987 and May 19, 1988, pursuant to the Partnership's public offering. Through June 30, 1999 and December 31, 1998 the Partnership had sold $27,922,102 of Units. This total includes $2,922,102 of Units purchased by Interest Holders who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $1,647,070 have been repurchased by the Partnership from Interest Holders liquidating their investment in the Partnership and have been retired as of June 30, 1999 and December 31, 1998. As of June 30, 1999, the Plan participants have acquired Units under the Plan which approximate 10% of total Units outstanding.

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

 Basis of Presentation

     As a result of the settlement agreement (see Note 8) which was approved by the United States Distrcict Court for the Northern District of Illinois on June 18, 1999 the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of June 30, 1999.

 Accounting Method

 The accompanying financial statements have been prepared using the accrual method of accounting.

 Rental Income

 Prior to the preparation of the financial statements on a liquidation basis, rental income was recognized on a straight-line basis over the life of the related leases. Differences between rental income earned and amounts due per the respective lease agreements were credited or charged as applicable to deferred rent receivable.

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

 Investment in Real Estate

 Prior to the conversion from the going concern basis to the liquidation basis of accounting, the operating properties acquired by the Partnership are stated at cost including acquisition costs, net of an allowance for impairment. Depreciation expense is computed on a straight-line basis over approximately 35 years.

 The Partnership provides an allowance for impairment to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at June 18, 1999 and December 31, 1998 except as described in Note 6.

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

 Restricted Cash

 Per the terms of the settlement agreement (see Note 8) the Partnership was required to establish a cash reserve that will be restricted for the payment of the General Partners legal fees and costs. The release of these funds to the General Partners is subject to the certification by the Special Master that the General Partners have been cooperative, did not breach their fiduciary duties to the Limited Partners, did not breach the settlement agreement or the Partnership Agreement and used their best efforts to manage the affairs of the Partnership in such a manner as to maximize the value and marketability of the Partnership's assets in accordance with their obligations under the Partnership Agreement.

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

 The fair value estimates presented herein are based on information available to management as of June 30, 1999 and December 31, 1998, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

 The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; accounts receivable; accounts payable and accrued expenses; environmental remediation accrual; rent received in advance; tenant security deposits and due to affiliates.

(2)  ADJUSTMENT TO LIQUIDATION BASIS

 On June 18, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The net adjustment required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease in assets of $187,549 which is included in the June 30, 1999 statement of changes in net assets in liquidation. Significant changes in the carrying value of assets and liabilities are summarized as follows:

     Increase in real estate held for sale (a)            $1,376,459
     Decrease in investment in Joint Ventures                 (5,151)
     Write-off of deferred rent receivable                   (14,760)
     Increase in deferred gain on sale
       of real estate                                     (1,443,197)
     Estimated liquidation costs                            (100,900)

     Total adjustment to liquidation basis                $ (187,549)

  (a) Net of estimated closing costs.

(3)  PARTNERSHIP AGREEMENT

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

(4)  TRANSACTIONS WITH RELATED PARTIES

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

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the six months ended June
30, 1999 and June 30, 1998 were as follows:

                                       1999                1998

Management fees                     $ 12,322            $ 12,371
Reimbursable operating
  expenses                            86,716              78,647

  As of June 30, 1999 and December 31, 1998, the Partnership has made all payments to affiliates except for $2,155 and $2,016, respectively, related to management fees.

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

                                  (Liquidation         (Going Concern
                                         Basis)                 Basis)
                                 June 30, 1999      December 31, 1998

Land and buildings, net            $       --            $3,695,748
Real estate held for sale           3,694,680                    --
Other assets                           14,942                12,634
                                   $3,709,622            $3,708,382

Liabilities                        $   75,414            $   30,644

Net assets                         $3,634,208
Partners' capital                                         3,677,738
                                                         $3,708,382
        GOING CONCERN BASIS
                                  January 1, 1999   January 1, 1998
                                         to                to
                                    June 18,1999      June 30, 1998

Rental and other income                 $316,090           $304,778

Expenses:
 Depreciation                             45,848             50,434
 Management fees                           3,084              2,993
 Operating and
  administrative                           5,688              3,414
                                          54,620             56,841
Net income before
loss on sale of property                 261,470            247,937

Loss on the sale
 of property                                  --           (114,604)

Net Income                              $261,470           $133,333

                     BRAUVIN FUNDS JOINT VENTURE

                                  (Liquidation         (Going Concern
                                         Basis)                 Basis)
                                 June 30, 1999      December 31, 1998

Land and buildings, net            $       --            $4,486,212
Real estate held for sale           2,194,362                    --
Other assets                            8,679               497,008
                                   $2,203,041            $4,983,220

Liabilities                        $   24,634            $    4,991

Net assets                         $2,178,407
Partners' capital                                         4,978,229
                                                         $4,983,220

        GOING CONCERN BASIS

                                January 1, 1999   January 1, 1998
                                      to                to
                                  June 18,1999      June 30, 1998


Rental and other income                 $357,294           $357,909

Expenses:
 Depreciation                             55,048             55,048
 Management fees                           3,616              3,298
 Operating and
  administrative                           1,525              6,128
                                          60,189             64,474

Net income                              $297,105           $293,435

                   BRAUVIN GWINNETT COUNTY VENTURE

                                   (Liquidation        (Going Concern
                                          Basis)                Basis)
                                  June 30, 1999     December 31, 1998

Land and buildings, net            $       --            $2,239,254
Real estate held for sale           2,194,362                    --
Other assets                            8,679                85,048
                                   $2,203,041            $2,324,302

Liabilities                        $   24,634            $   25,029

Net assets                         $2,178,407
Partners' capital                                         2,299,273
                                                         $2,324,302

        GOING CONCERN BASIS

                                   January 1, 1999   January 1, 1998
                                           to                to
                                   June 18,1999      June 30, 1998


Rental and other income                 $137,199           $137,877

Expenses:
 Depreciation                             22,876             21,163
 Management fees                           1,319              1,324
 Operating and
  administrative                           8,775             12,449
                                          32,970             34,936

Net income                              $104,229           $102,941

                     BRAUVIN BAY COUNTY VENTURE

                                        (Liquidation         (Going Concern
                                           Basis)                 Basis)
                                           June 30,            December 31,
                                            1999                   1998

Land and buildings, net                 $       --           $1,033,942
Real estate held for sale                1,028,651                   --
Other assets                                18,210               17,330
                                        $1,046,861           $1,051,272


Liabilities                             $   16,427           $    4,296

Net assets in liquidation               $1,030,434

Partners' capital                                             1,046,976

                                                             $1,051,272

    GOING CONCERN BASIS

                                  January 1, 1999   January 1, 1998
                                      to                to
                                  June 18,1999      June 30, 1998

Rental and other income                 $54,625           $54,714

Expenses:
 Depreciation                             8,823             8,823
 Management fees                            794               582
 Operating and
  administrative                          1,550             4,503
                                         11,167            13,908

Net income                              $43,458           $40,806
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

   Distributions of the Partnership's net earnings for the periods January 1, 1999 to March 31, 1999 and April 1, 1999 to June 30, 1999, were made to Interest Holders on May 17, 1999 and August 15,1999, respectively in the amounts of approximately $654,000 and $430,000.

   As detailed in "Litigation" by agreement of the Partnership and the General Partners and pursuant to a motion of the General
Partners the District Court entered an order preventing the Partnership and the General Partners from completing the Merger or otherwise disposing of all or substantially all of the Partnership's assets until further order of the Court.

   Litigation

   Two legal actions, as hereinafter described, against the General Partners of the Partnership and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger, have been settled. On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District Court for the Northern District of Illinois. This approval was obtained on June 18, 1999. Management believes that the settlement will not have a material financial impact on the Partnership. The terms of the settlement agreement, along with a Notice to the Class, were forwarded to the Interest Holders in the second quarter. One additional legal action, which was dismissed on January 28, 1998 had also been brought against the General Partners of the Partnership and affiliates of such General Partners, as well as the Partnership on a nominal basis in connection with the Merger. With respect to these actions the Partnership and the General Partners and their named affiliates denied all allegations set forth in the complaints and vigorously defended against such claims.

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

  The Partnership raised $25,000,000 through its initial offering and an additional $2,922,102, as of June 30, 1999, through Units purchased by certain Interest Holders investing their distributions of Operating Cash Flow in additional Units through the Plan, which process continued until the proxy solicitation process began. As of June 30, 1999, Units valued at $1,647,070 have been repurchased by the Partnership from Interest Holders liquidating their original investment and have been retired. The Partnership has no funds available to purchase additional property, excluding those raised through the Plan.

  Below is a table summarizing the four year historical data for distribution rates per unit:

Distribution
    Date         1999 (a)  1998 (b)    1997       1996

February 15       $.2898     $  --     $.2274    $.2500
May 15             .2490     .2473      .2013     .2500
August 15          .1636     .1920      .2745        --
November 15           --     .3088      .7245        --

(a) The 1999 distributions were made on May 17, 1999 and August
15,1999.
(b) The 1998 distributions were made on May 8, 1998, August 15,
1998,  November 15, 1998, and February 15, 1999.

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

         During the period January 1, 1999 to June 18, 1999 and the six months ended June 30, 1998, the General Partners and their affiliates earned management fees of $12,322 and $12,371, respectively, and received $28,939, and $105,317 in Operating Cash
Flow distributions for the period January 1, 1999 to June 18, 1999 and the year ended December 31, 1998, respectively. In January
1998, the Partnership paid the General Partners approximately
$75,500 as an operating cash flow distribution for the year ended December 31, 1997.

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

         As a result of the settlement agreement that was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership has begun the liquidation process.
The settlement agreement gave the Special Master authority to liquidate the assets of the Partnership in an orderly manner, to this end the Special Master has retained the services of the Financial Advisor who is actively marketing the properties for sale.

Results of Operations - For the period January 1, 1999 to June 18, 1999 and the six months ended June 30, 1998

         Results of operations for the period January 1, 1999 to June 18, 1999 reflected net income of $988,186 compared to $932,968 for the six months ended June 30, 1998, an increase of approximately
$55,200.

         Total income for the period January 1, 1999 to June 18, 1999 was $1,256,274 as compared to $1,267,002 for the six months ended June
30, 1998, a decrease of approximately $10,800. The decrease in total income was primarily a result of a $10,800 decrease in percentage rental income caused by lower sales of several tenants.

         Total expenses for the period January 1, 1999 to June 18, 1999 were $447,627 as compared to $509,767 for the six months ended June
30, 1998, a decrease of approximately $62,100.   The decrease in
expenses was mainly due to a decrease in valuation fees between the two periods of $114,800 and a decrease in depreciation of approximately $16,200. Partially offsetting these declines in expense was an increase of $79,300 in Transaction costs related to the professional fees associated with the settlement of the class action lawsuit.

Results of Operations - For the period April 1, 1999 to June 18,
1999 and the three months ended June 30, 1998

         Results of operations for the period April 1, 1999 to June 18, 1999 reflected net income of $490,403 compared to $395,969 for the three months ended June 30, 1998, an increase of approximately
$94,500.

         Total income for the period April 1, 1999 to June 18, 1999 was $638,854 as compared to $647,290 for the three months ended June 30, 1998, a decrease of approximately $8,500. The decrease in total income was primarily a result of a $7,200 decrease in percentage rental income caused by lower sales of several tenants.

         Total expenses for the period April 1, 1999 to June 18, 1999 were $238,724 as compared to $340,041 for the three months ended June 30, 1998, a decrease of approximately $101,300. The decrease in expenses was mainly due to a decrease in valuation fees between the two periods of $114,800 and a decrease in depreciation of approximately $8,100. Partially offsetting these declines in expense was an increase of $34,500 in Transaction costs related to the professional fees associated with the settlement of the class action lawsuit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

   The Partnership does not engage in any hedge transactions or derivative financial instruments.

                    PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

         Two legal actions, as hereinafter described, against the General Partners of the Partnership and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger, have been settled. On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District
Court for the Northern District of Illinois. This approval was obtained on June 18, 1999. Management believes that the settlement will not have a material financial impact on the Partnership. The terms of the settlement agreement, along with a Notice to the Class, were forwarded to the Interest Holders in the second quarter. One additional legal action, which was dismissed on January 28, 1998 had also been brought against the General Partners of the Partnership and affiliates of such General Partners, as well as the Partnership on a nominal basis in connection with the Merger. With respect to these actions the Partnership and the General Partners and their named affiliates denied all allegations set forth in the complaints and vigorously defended against such claims.

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

                    DATE: August 16, 1999



                    BY:   /s/ Thomas E. Murphy
                          Thomas E. Murphy
                          Chief Financial Officer and Treasurer

                    DATE: August 16, 1999