Form 10-Q/A
period 1999-06-30
BRAUVIN HIGH YIELD FUND L P
filed 1999-08-19
CIK 810587

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-Q/A
                       AMENDMENT NUMBER 1


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
        months ended June 30, 1998 (Going Concern Basis) . . . . . . . 7

        Statements of Partners' Capital for the period
        January 1, 1998 to June 18, 1999
         (Going Concern Basis). . . . . . . . . . . . . .  . . .8

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

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . 38

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . 38

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . 38

Item 4. Submissions of Matters to a Vote of
        Security Holders . . . . . . . . . . . . . . . . . . . .38

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . 38

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . .38

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .39

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

                  PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

  Except for the December 31, 1998 Balance Sheet (Going Concern Basis), the following Statements of Net Assets as of June 30, 1999 (Liquidation Basis), Statement of Changes in Net Assets in Liquidation for the period June 18, 1999 to June 30, 1999 (Liquidation Basis), Statements of Operations for the period January 1, 1999 to June 18, 1999 and for the six months ended June 30, 1998 (Going Concern Basis), Statements of Operations for the period April 1, 1999 to June 18, 1999 and the three months ended June 30, 1998 (Going Concern Basis), Statement of Partners' Capital for the period January 1, 1998 to June 18, 1999 (Going Concern Basis) and the Statements of Cash Flows for the period January 1, 1999 thru June 18, 1999 and for the six months ended June 30, 1998 (Going Concern Basis) for Brauvin High Yield Fund L.P. (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1998 Annual Report on Form 10-K.

                   BRAUVIN HIGH YIELD FUND L.P.
                 (a Delaware limited partnership)

         STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
    JUNE 30, 1999 AND BALANCE SHEET DATED DECEMBER 31, 1998
                          (Unaudited)
                                                  (Liquidation  (Going Concern
                                                    Basis)         Basis)
                                                   June 30,       December 31,
                                                     1999            1998
ASSETS
 Land                                                   --    $ 5,425,268
 Buildings and improvements                             --     12,752,707
                                                        --     18,177,975
 Less: Accumulated depreciation                         --     (4,003,906)
 Net investment in real estate                          --     14,174,069
Real estate held for sale                      $15,373,456             --
Investment in Joint Ventures (Note 7):
   Brauvin High Yield Venture                       18,290        18,726
   Brauvin Funds Joint Venture                   2,384,873     2,413,241
   Brauvin Gwinnett County Venture                 506,618       534,901
   Brauvin Bay County Venture                      163,238       165,884
Cash and cash equivalents                        1,017,887     1,478,616
Restricted cash                                    210,994            --
Prepaid offering costs                              15,703        15,703
Other assets                                        17,848         1,777
   Total Assets                                $19,708,907   $18,802,917

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued expenses          $   278,104   $   268,111
Environmental remediation accrual                   80,000        80,000
Rent received in advance                            32,712        29,912
Deferred gain on sale of real estate             1,443,197            --
Reserve for estimated costs during
 the period of liquidation                         100,900            --
Tenant security deposits                            51,934        51,934
Due to affiliates                                    2,155         2,016
   Total Liabilities                             1,989,002       431,973

Net Assets in Liquidation                      $17,719,905

PARTNERS' CAPITAL
General Partners                                                  85,371
Limited Partners                                              18,285,573
   Total Partners Capital                                     18,370,944

Total Liabilities and Partners' Capital                      $18,802,917


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

 Basis of Presentation

     As a result of the settlement agreement (see Note 8) which was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of June 30, 1999.

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

                   BRAUVIN HIGH YIELD VENTURE

                                  (Liquidation         (Going Concern
                                         Basis)                 Basis)
                                 June 30, 1999      December 31, 1998
Land and buildings, net            $       --            $3,695,748
Real estate held for sale           3,694,680                    --
Other assets                           14,942                12,634
                                   $3,709,622            $3,708,382

Other liabilities                  $   30,633            $   30,644
Deferred gain on the sale
 of real estate                        44,781
Total liabilities                      75,414

Net assets                         $3,634,208
Partners' capital                                         3,677,738
                                                         $3,708,382
        GOING CONCERN BASIS
                                January 1, 1999   January 1, 1998
                                      to                to
                                  June 18,1999      June 30, 1998

Rental and other income                 $316,090           $304,778

Expenses:
 Depreciation                             45,848             50,434
 Management fees                           3,084              2,993
 Operating and
  administrative                           5,688              3,414
                                          54,620             56,841
Net income before
loss on sale of property                 261,470            247,937
Loss on the sale
 of property                                  --           (114,604)

Net Income                               $261,470           $133,333

                     BRAUVIN FUNDS JOINT VENTURE

                                  (Liquidation         (Going Concern
                                         Basis)                 Basis)
                                 June 30, 1999      December 31, 1998

Land and buildings, net            $       --            $4,486,212
Real estate held for sale           6,176,966                    --
Other assets                           13,203               497,008
                                   $6,190,169            $4,983,220

Other liabilities                  $    4,999            $    4,991
Deferred gain on the
 sale of real estate                1,745,276
Total liabilities                   1,750,275

Net assets                         $4,439,894
Partners' capital                                         4,978,229
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

   Distributions of the Partnership's net earnings for the periods January 1, 1999 to March 31, 1999 and April 1, 1999 to June 30, 1999, were made to Interest Holders on May 17, 1999 and August 15,1999, respectively in the amounts of approximately $654,000 and $630,000.

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

  Below is a table summarizing the four year historical data for distribution rates per unit:

Distribution
    Date         1999 (a)  1998 (b)    1997       1996

February 15       $.2898    $   --     $.2274    $.2500
May 15             .2490     .2473      .2013     .2500
August 15          .2398     .1920      .2745        --
November 15           --     .3088      .7245        --

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

                    DATE: August 19, 1999



                    BY:   /s/ Thomas E. Murphy
                          Thomas E. Murphy
                          Chief Financial Officer and Treasurer

                    DATE: August 19, 1999