Form 10-Q/A
period 1999-06-30
BRAUVIN HIGH YIELD FUND L P
filed 1999-08-26
CIK 810587

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-Q/A
                       AMENDMENT NUMBER 2


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

                  BRAUVIN HIGH YIELD FUND L.P.
                 (a Delaware limited partnership)

         STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
    JUNE 30, 1999 AND BALANCE SHEET DATED DECEMBER 31, 1998
                          (Unaudited)
                                          (Liquidation  (Going Concern
                                            Basis)         Basis)
                                           June 30,       December 31,
                                             1999            1998
ASSETS
Land                                             --      $ 5,425,268
Buildings and improvements                       --       12,752,707
                                                 --       18,177,975
Less: Accumulated depreciation                   --       (4,003,906)
Net investment in real estate                    --       14,174,069
Real estate held for sale               $15,373,456               --
Investment in Joint Ventures (Note 7):
   Brauvin High Yield Venture                18,290           18,726
   Brauvin Funds Joint Venture            2,149,457        2,413,241
   Brauvin Gwinnett County Venture          506,618          534,901
   Brauvin Bay County Venture               163,238          165,884
Cash and cash equivalents                 1,017,887        1,478,616
Restricted cash                             210,994               --
Prepaid offering costs                       15,703           15,703
Other assets                                 17,848            1,777
   Total Assets                         $19,473,491      $18,802,917

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued expenses   $   278,104      $   268,111
Environmental remediation accrual            80,000           80,000
Rent received in advance                     32,712           29,912
Deferred gain on sale of real estate      1,443,197               --
Reserve for estimated costs during
 the period of liquidation                  100,900               --
Tenant security deposits                     51,934           51,934
Due to affiliates                             2,155            2,016
   Total Liabilities                      1,989,002          431,973

Net Assets in Liquidation               $17,484,489

PARTNERS' CAPITAL
General Partners                                              85,371
Limited Partners                                          18,285,573
   Total Partners Capital                                 18,370,944

Total Liabilities and Partners' Capital                  $18,802,917


        See accompanying notes to financial statements.
                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

       STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
              (LIQUIDATION BASIS) FOR THE PERIOD
                 JUNE 18, 1999 TO JUNE 30, 1999

                          (Unaudited)

Net Assets June 18, 1999
(Going Concern Basis)                        $17,907,454

Adjustments to Liquidation Basis                (422,965)

Net Assets in Liquidation
at June 30, 1999                             $17,484,489

































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

(2)  ADJUSTMENT TO LIQUIDATION BASIS

 On June 18, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The net adjustment required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease in assets of $422,965 which is included in the June 30, 1999 statement of changes in net assets in liquidation. Significant changes in the carrying value of assets and liabilities are summarized as follows:

     Increase in real estate held for sale (a)            $1,376,459
     Decrease in investment in Joint Ventures               (240,567)
     Write-off of deferred rent receivable                   (14,760)
     Increase in deferred gain on sale
       of real estate                                     (1,443,197)
     Estimated liquidation costs                            (100,900)

     Total adjustment to liquidation basis                $ (422,965)

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

Expense

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

                    DATE: August 26, 1999



                    BY:   /s/ Thomas E. Murphy
                          Thomas E. Murphy
                          Chief Financial Officer and Treasurer

                    DATE: August 26, 1999