Form 10-Q
period 1999-09-30
BRAUVIN HIGH YIELD FUND L P
filed 1999-11-15
CIK 810587

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q


     [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended   September 30, 1999

                                or

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

        Statement of Net Assets in Liquidation as of
        September 30,1999 (Liquidation Basis) and Balance
        Sheet at December 31, 1998 (Going Concern Basis) . . . . . . . 4

        Statement of Changes in Net Assets in Liquidation
        for the period June 18, 1999 to September 30, 1999
        (Liquidation Basis)  . . . . . . . . . . . . . . . . . . . . . 5

        Notes to Financial Statements. . . . . . . . . . . . . . . . . 6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . . . . . . .20

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk. . . . . . . . . . . . . . . . . . . . . . . . . .27

                            PART II
Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .28

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . .28

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . .28

Item 4. Submissions of Matters to a Vote of
        Security Holders . . . . . . . . . . . . . . . . . . . . . . .28

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . .28

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .28

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .29

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

                 PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

  Except for the December 31, 1998 Balance Sheet (Going Concern Basis), the following Statement of Net Assets in Liquidation as of September 30, 1999 (Liquidation Basis) and the Statement of Changes in Net Assets in Liquidation for the period June 18, 1999 to September 30, 1999 (Liquidation Basis)for Brauvin High Yield Fund L.P. (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1998 Annual Report on Form 10-K.

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

         STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
   SEPTEMBER 30, 1999 AND BALANCE SHEET AT DECEMBER 31, 1998

                                     (Liquidation       (Going Concern
                                         Basis)             Basis)
                                 September 30, 1999   December 31,1998
                                     (Unaudited)

ASSETS
 Land                                                --      $ 5,425,268
 Buildings and improvements                          --       12,752,707
                                                     --       18,177,975
 Less: Accumulated depreciation                      --       (4,003,906)
 Net investment in real estate                       --       14,174,069
Real estate held for sale                   $15,373,456               --
Investment in Joint Ventures (Note 7):
  Brauvin High Yield Venture                     18,435           18,726
  Brauvin Funds Joint Venture                 2,153,302        2,413,241
  Brauvin Gwinnett County Venture               510,260          534,901
  Brauvin Bay County Venture                    163,994          165,884
Cash and cash equivalents                     1,165,713        1,478,616
Restricted cash                                 214,609               --
Prepaid offering costs                               --           15,703
Other assets                                        104            1,777
  Total Assets                              $19,599,873      $18,802,917

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and
  accrued expenses                          $   297,865      $   268,111
Environmental remediation accrual                80,000           80,000
Rent received in advance                        127,900           29,912
Deferred gain on sale of
  real estate                                 1,443,197               --
Reserve for estimated costs during
  the period of liquidation                     130,000               --
Tenant security deposits                         51,934           51,934
Due to affiliates                                 2,903            2,016
  Total Liabilities                           2,133,799          431,973
Net Assets in Liquidation                   $17,466,074

PARTNERS' CAPITAL
General Partners                                                  85,371
Limited Partners                                              18,285,573
  Total Partners Capital                                      18,370,944
  Total Liabilities and Partners' Capital                    $18,802,917

        See accompanying notes to financial statements.

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

       STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
              (LIQUIDATION BASIS) FOR THE PERIOD
              JUNE 18, 1999 TO SEPTEMBER 30, 1999

                          (Unaudited)


Net Assets June 18, 1999
(Going Concern Basis)                        $17,907,454

Income from operations                           669,262

Distributions                                   (642,874)

Adjustments to Liquidation Basis                (467,768)

Net Assets in Liquidation
at September 30, 1999                        $17,466,074







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

 The Partnership was formed on January 6, 1987 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on September 4, 1987. The sale of the minimum of $1,200,000 of depository units representing beneficial assignments of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on November 18, 1987. The Partnership's offering closed on May 19, 1988. A total of $25,000,000 of Units were subscribed for and issued between September 4, 1987 and May 19, 1988, pursuant to the Partnership's public offering. Through September 30, 1999 and December 31, 1998 the Partnership had sold $27,922,102 of Units. This total includes $2,922,102 of Units purchased by Interest Holders who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $1,647,070 have been repurchased by the Partnership from Interest Holders liquidating their investment in the Partnership and have been retired as of September 30, 1999 and December 31, 1998. As of September 30, 1999, the Plan participants have acquired Units under the Plan which approximate 10% of total Units outstanding.

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

 Basis of Presentation

 As a result of the settlement agreement (see Note 8) which was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of September 30, 1999.

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

 The fair value estimates presented herein are based on information available to management as of December 31, 1998, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

 The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; accounts receivable; accounts payable and accrued expenses; environmental remediation accrual; rent received in advance; tenant security deposits and due to affiliates.

(2)   ADJUSTMENT TO LIQUIDATION BASIS

 On June 18, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The net adjustment required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease in assets of $467,768 which is included in the September 30, 1999 statement of changes in net assets in liquidation. Significant changes in the carrying value of assets and liabilities are summarized as follows:

     Increase in real estate held for sale (a)            $1,376,459
     Decrease in investment in Joint Ventures               (255,327)
     Write-off prepaid offering costs                        (15,703)
     Increase in deferred gain on sale
       of real estate                                     (1,443,197)
     Estimated liquidation costs                            (130,000)

     Total adjustment to liquidation basis                $ (467,768)

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

  Profits and Losses

  Net profits and losses from operations of the Partnership (computed without regard to any allowance for depreciation or cost recovery deductions under the Internal Revenue Code of 1986, as amended (the "Code") for each taxable year of the Partnership shall be allocated 98% to the Interest Holders and 2% to the General Partners. Notwithstanding the foregoing, all depreciation and cost recovery deductions allowed under the Code shall be allocated 2% to the General Partners and 98% to the Taxable Interest Holders, as defined in the Agreement.

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

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the nine months ended
September 30, 1999 and September 30, 1998 were as follows:

                                       1999                1998

Management fees                     $ 19,576            $ 19,103
Reimbursable operating
  expenses                           117,616             108,122


  As of September 30, 1999 and December 31, 1998, the Partnership has made all payments to affiliates except for $2,903 and $2,016, respectively, related to management fees.

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


                   BRAUVIN HIGH YIELD VENTURE

                                  (Liquidation        (Going Concern
                                     Basis)                Basis)
                                September30, 1999    December 31, 1998
Land and buildings, net                $       --             $3,695,748
Real estate held for sale               3,694,680                     --
Other assets                               72,317                 12,634
                                       $3,766,997             $3,708,382

Other liabilities                      $   73,580             $   30,644
Deferred gain on the sale
  of real estate                           44,781
Total liabilities                         118,361

Net assets in liquidation              $3,648,636

Partner's capital                                              3,677,738
                                                              $3,708,382

                  BRAUVIN FUNDS JOINT VENTURE

                                (Liquidation       (Going Concern
                                   Basis)               Basis)
                             September 30, 1999    December 31, 1998

Land and buildings, net              $       --           $4,486,212
Real estate held for sale             6,176,966                   --
Other assets                             23,312              497,008
                                     $6,200,278           $4,983,220

Other liabilities                    $    6,736           $    4,991
Deferred gain on the
 sale of real estate                  1,745,801
Total liabilities                     1,752,537

Net assets in liquidation            $4,447,741

Partners' capital                                          4,978,229
                                                          $4,983,220

                BRAUVIN GWINNETT COUNTY VENTURE

                                   (Liquidation       (Going Concern
                                      Basis)             Basis)
                                September 30, 1999   December 31, 1998

Land and buildings, net                $       --          $2,239,254
Real estate held for sale               2,194,362                  --
Other assets                                3,529              85,048
                                       $2,197,891          $2,324,302

Liabilities                            $    3,922          $   25,029

Net assets in liquidation              $2,193,969

Partners' capital                                           2,299,273
                                                           $2,324,302



                   BRAUVIN BAY COUNTY VENTURE

                                  (Liquidation       (Going Concern
                                     Basis)               Basis)
                                 September 30, 1999 December 31, 1998

Land and buildings, net               $       --             $1,033,942
Real estate held for sale              1,028,651                     --
Other assets                              23,632                 17,330
                                      $1,052,283             $1,051,272

Liabilities                           $   17,117             $    4,296

Net assets in liquidation             $1,035,166

Partners' capital                                             1,046,976
                                                             $1,051,272


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

   Distributions of the Partnership's net earnings for the periods January 1, 1999 to March 31, 1999, April 1, 1999 to June 30, 1999,
and July 1, 1999 to September 30, 1999 were made to Interest Holders on May 17, 1999, August 15,1999 and November 15, 1999, respectively in the amounts of approximately $654,000, $630,000 and $690,000.

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

(10) SUBSEQUENT EVENT - PROPERTY SALES

  On October 6, 1999 the Partnership sold the Ponderosa Unit
Number 194, located in Kalamazoo, Michigan to an unaffiliated third party for a contract price of $750,000. The net proceeds from this sale will be distributed as a return of capital on November 15, 1999.

  On October 15, 1999 the Partnership sold the Ponderosa Unit Number 752, located in Massena, New York to an unaffiliated third party for a contract price of $715,000. The net proceeds from this sale will also be distributed as a return of capital on November 15, 1999.

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

  The Partnership raised $25,000,000 through its initial offering and an additional $2,922,102, as of September 30, 1999, through Units purchased by certain Interest Holders investing their distributions of Operating Cash Flow in additional Units through the Plan, which process continued until the proxy solicitation process began. As of September 30, 1999, Units valued at $1,647,070 have been repurchased by the Partnership from Interest Holders liquidating their original investment and have been retired. The Partnership has no funds available to purchase additional property, excluding those raised through the Plan.

  Below is a table summarizing the four year historical data for distribution rates per unit:

Distribution
    Date         1999 (a)  1998 (b)    1997       1996

February 15       $.2898    $   --     $.2274   $.2500
May 15             .2490     .2473      .2013    .2500
August 15          .2398     .1920      .2745       --
November 15        .2626     .3088      .7245       --

(a) The 1999 distributions were made on May 17, 1999, August 15,1999 and November 15, 1999. In addition not included above was a $0.6378 per Unit return of capital distribution on November 15, 1999.
(b) The 1998 distributions were made on May 8, 1998, August 15, 1998, November 15, 1998, and February 15, 1999.

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

  During the nine months ended September 30, 1999 and September
30, 1998, the General Partners and their affiliates earned management fees of $19,576 and $19,103, respectively, and received $41,797, and $105,317 in Operating Cash Flow distributions for the nine months ended September 30, 1999 and the year ended December 31, 1998, respectively. In January 1998, the Partnership paid the General Partners approximately $75,500 as an operating cash flow distribution for the year ended December 31, 1997.

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

Results of Operations

  As a result of the settlement agreement that was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership has begun the liquidation process and therefore operations are being accounted for on a liquidation basis of accounting. The settlement agreement gave the Special Master authority to liquidate the assets of the Partnership in an orderly manner, to this end the Special Master has retained the services of the Financial Advisor who is actively marketing the properties for sale.

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

                    DATE: November 15, 1999



                    BY:   /s/ Thomas E. Murphy
                          Thomas E. Murphy
                          Chief Financial Officer and Treasurer

                    DATE: November 15, 1999