Form 10-K
period 1999-12-31
BRAUVIN HIGH YIELD FUND L P
filed 2000-04-14
CIK 810587

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K


[X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of  1934

   For the fiscal year ended   December 31, 1999
                            or
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

                   BRAUVIN HIGH YIELD FUND L.P.
                   1999 FORM 10-K ANNUAL REPORT

                              INDEX
                             PART I                                   Page
Item 1. Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

Item 2. Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .8

Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 31

Item 4. Submission of Matters to a Vote of Security Holders..31

                             PART II

Item 5. Market for the Registrant's Units and Related
        Security Holder Matters. . . . . . . . . . . . . . . . . . . . 32

Item 6. Selected Financial Data          . . . . . . . . . . . . . . . 33

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations          . . . . . . . . . 35

Item 7A. Quantitative and Qualitative Disclosures About
        Market Risk. . . . . . . . . . . . . . . . . . . . . . . . . . 45

Item 8. Financial Statements and Supplementary Data. . . . . . . . . . 46

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure. . . . . . . . . . . . . . 46

                             PART III

Item 10. Directors and Executive Officers of the Partnership . . . . . 47

Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . 49

Item 12. Security Ownership of Certain Beneficial Owners
         and Management. . . . . . . . . . . . . . . . . . . . . . . . 51

Item 13. Certain Relationships and Related Transactions. . . . . . . . 51

                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . 53

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 55


                  BRAUVIN HIGH YIELD FUND L.P.
                 (a Delaware limited partnership)

                             PART I

Item 1. Business.

  Brauvin High Yield Fund L.P. (the "Partnership") is a Delaware limited partnership formed in January 1987 for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office and industrial real estate properties predominantly subject to "triple-net" leases. It was anticipated at the time the Partnership first offered its Units (as defined below) that a majority of these properties would be leased to operators of national franchise fast food restaurants, automotive services and convenience stores, as well as banks and savings and loans. The leases would provide for a base minimum annual rent and increases in rent, such as through participation in gross sales above a stated level, fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index. The Partnership sold $25,000,000 in depository units representing beneficial assignments of limited partnership interests (the "Units") commencing September 4, 1987, at $10.00 per Unit (the "Offering") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended. The Offering closed on May 19, 1988. An additional $2,922,102 has been raised through the sale of additional Units pursuant to the Partnership's distribution reinvestment plan (the "Plan") through December 31, 1999. These Units were purchased from the Units reserved for the Plan after the termination of the Offering. As of December 31, 1999, $1,647,070 of Units sold through the Offering have been repurchased by the Partnership from investors liquidating their investment and have been retired. The investors in the Partnership (the "Interest Holders") share in the benefits of ownership of the Partnership's real property investments according to the number of Units each owns.

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

  The Merger was not completed primarily due to certain litigation. The General Partners believe that these lawsuits were without merit and, therefore, continued to vigorously defend against them. However, because of the August 12, 1998 rulings of the District Court in the Christman litigation it is not possible for the Merger to be consummated.

  On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval of the United States District Court for the Northern District of Illinois. This approval was obtained on June 18, 1999. The terms of the settlement agreement, along with a Notice to the Class, were forwarded to the Interest Holders in the second quarter of 1999.

  Pursuant to the settlement agreement, the Partnership retained a third-party commercial real estate firm which, under the supervision of an independent special master (the "Special Master") and with the cooperation of the General Partners, marketed the Partnerships' properties in order to maximize the return to the Interest Holders (the "Sale Process"). The Sale Process was designed to result in an orderly liquidation of the Partnership, through a sale of substantially all of the assets of the Partnership, a merger or exchange involving the Partnership, or through another liquidating transaction which the Special Master determined was best suited to maximize value for the Interest Holders. Consummation of such sale, merger, exchange, or other transaction will be followed by the orderly distribution of net liquidation proceeds to the Interest Holders.

  The General Partners have agreed, as part of the settlement agreement, to use their best efforts to continue to manage the affairs of the Partnership in accordance with their obligations under the Partnership Agreement, to cooperate fully with the Special Master and to waive certain brokerage and other fees. In consideration of this, the General Partners will be released from the claims of the class action lawsuit and indemnified for the legal expenses they incurred related to the two lawsuits. Part of this indemnification and release will be contingent on the issuance of a certification by the Special Master stating that the General Partners fully cooperated with him and complied with certain other conditions.

  On November 19, 1999, the United States District Court for the Northern District of Illinois approved a bid for the sale of the Partnership's Assets in an amount of approximately $13,882,300. This offer was subsequently rescinded by the potential purchaser.

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

  The Partnership has and continues to compete with various other real estate entities for the placement of new tenants and ultimately for the sale of the Partnership's real estate assets.

Item 2. Properties.

  The Partnership is a landlord only and does not participate in the operations of any of the properties discussed herein. All lease payments due the Partnership are current. All properties owned as of December 31, 1999 are 100% occupied (with the exception of the Buffalo, Palm Bay and Logansport properties) and were paid for in cash, without any financing. The General Partners believe that the Partnership's properties are adequately insured.

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

  The following is a summary of the real estate and improvements of each of the 20 Taco Bell restaurants, 11 Ponderosa restaurants, the 49% interest in the Scandinavian Health Spa, the 1% interest in 6 Ponderosa restaurants ("Ponderosa Joint Venture"), the two Children's World Learning Centers, the 23.4% interest in a CompUSA store and the 16.0% interest in a Blockbuster Video store purchased by the Partnership.

Taco Bells:

Warner Robins, Georgia

  Unit 1389 is located at 1998 Watson Boulevard. The building consists of 1,288 square feet situated on a 25,000 square foot parcel and was constructed in 1977 utilizing jumbo bricks.

  Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts. This adjustment process resulted in the Partnership recording a reduction in the value of this property of approximately $1,500. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

  In December 1998, the Partnership and the tenant agreed to an additional lease term for this property to begin in October 2003 and expire in October 2013.

Valdosta, Georgia

  Unit 1392 is located at 2918 North Ashley Street. The building consists of 1,288 square feet situated on a 16,222 square foot parcel and was constructed in 1982 utilizing jumbo bricks.
  Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts. This adjustment process resulted in the Partnership recording a reduction in the value of this property of approximately $36,300. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

  During the third quarter of 1998, the Partnership recorded an impairment of $24,000 related to an other than temporary decline in the value of real estate for the Taco Bell located in Warner Robins, Georgia. This impairment has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

  In December 1998, the Partnership and the tenant agreed to an additional lease term for this property to begin in August 2002 and expire in August 2012.

Albany, Georgia

  Unit 1450 is located at 1707 North Slappey Boulevard. The building consists of 1,288 square feet situated on a 11,850 square foot parcel and was constructed in 1982 utilizing jumbo bricks.

  Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts. This adjustment process resulted in the Partnership recording a reduction in the value of this property of approximately $36,000. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

  During the third quarter of 1998, the Partnership recorded an impairment of $64,000 related to an other than temporary decline in the value of real estate for the Taco Bell located in Albany, Georgia. This impairment has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

  In December 1998, the Partnership and the tenant agreed to an additional lease term for this property to begin in August 2002 and expire in August 2012.

Alliance, Ohio

  Unit 1653 is located at 110 West State Street. The building consists of 1,584 square feet situated on a 14,400 square foot parcel and was constructed in 1980 utilizing stucco over concrete block with a clay tile roof.

  Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts. This adjustment process resulted in the Partnership recording a reduction in the value of this property of approximately $76,400. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

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

  Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts. This adjustment process resulted in the Partnership recording a reduction in the value of this property of approximately $89,600. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.


  During the third quarter of 1998, the Partnership recorded an impairment of $27,000 related to an other than temporary decline in the value of real estate for the Taco Bell located in Dunedin, Florida. This impairment has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

Logansport, Indiana

  Unit 1845 is located at 3419 Highway 24 East. Highway 24 East is a two-lane east-west road. The building consists of 1,566 square feet situated on a 19,200 square foot parcel and was constructed in 1980 utilizing stucco over concrete block.

  This property was closed in 1997 but remains current on its rental payments per the terms of the lease.

  Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts. This adjustment process resulted in the Partnership recording a reduction in the value of this property of approximately $128,300. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

  During the third quarter of 1998, the Partnership recorded an impairment of $36,000 related to an other than temporary decline in the value of real estate for the Taco Bell located in Logansport, Indiana. This impairment has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30%
(land) and 70% (building).

  In the first quarter of 1999, the tenant gave the Partnership notice that they intend to re-open this facility as a Blimpie's restaurant. Subsequently, this Blimpie's facility was also closed and remains vacant at December 31, 1999.


Dover, Ohio

  Unit 1856 is located at 718 Boulevard Avenue. Boulevard Avenue is a four-lane northwest-southwest highway. The building consists of 1,584 square feet situated on a 20,500 square foot parcel and was constructed in 1980 utilizing stucco over concrete block.

  Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts. This adjustment process resulted in the Partnership recording a reduction in the value of this property of approximately $127,300. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

  During the third quarter of 1998, the Partnership recorded an impairment of $6,000 related to an other than temporary decline in the value of real estate for the Taco Bell located in Dover, Ohio. This impairment has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

Greenville, North Carolina

  Unit 1871 is located at 319 East Greenville Boulevard. The building consists of 1,584 square feet situated on a 22,788 square foot parcel and was constructed in 1980 utilizing stucco over concrete block.

  Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts. This adjustment process resulted in the Partnership recording a reduction in the value of this property of approximately $21,200. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

  During the third quarter of 1998, the Partnership recorded an impairment of $308,000 related to an other than temporary decline in the value of real estate for the Taco Bell located in Greenville, North Carolina. This impairment has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30%
(land) and 70% (building).
Palm Bay, Florida

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

  On December 13, 1999, the Partnership sold this property to an unaffiliated third party for a sale price of approximately $350,000. This sale resulted in a gain to the Partnership of approximately $56,100. The former proposed Partnership purchaser was to be allocated an additional gain of approximately $25,500 related to this sale. The amount due to the former proposed Partnership purchaser is included in accounts payable in the statement of net assets in liquidation at December 31, 1999.

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

  During the third quarter of 1998, the Partnership recorded an impairment of $5,000 related to an other than temporary decline in the value of real estate for the Taco Bell located in Dalton, Georgia. This impairment has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

Ashland, Ohio

  Unit 1994 is located at 315 Claremont Avenue. The building consists of 1,584 square feet situated on a 16,000 square foot parcel and was constructed in 1980 utilizing stucco over concrete block.

  During the third quarter of 1998, the Partnership recorded an impairment of $1,000 related to an other than temporary decline in the value of real estate for the Taco Bell located in Ashland, Ohio. This impairment has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

Martinez, California

  Unit 2030 is located at 11 Muir Road. The building consists of 1,584 square feet situated on a 13,940 square foot parcel and was constructed in 1981 utilizing concrete block over wood frame.


  Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts. This adjustment process resulted in the Partnership recording a reduction in the value of this property of approximately $16,700. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

  During the third quarter of 1998, the Partnership recorded an impairment of $9,000 related to an other than temporary decline in the value of real estate for the Taco Bell located in Martinez, California. This impairment has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

Phoenix, Arizona

  Unit 2069 is located at 1701 West Bell Street. The building consists of 1,584 square feet situated on a 9,375 square foot parcel and was constructed in 1981 utilizing stucco over concrete block.

  Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts. This adjustment process resulted in the Partnership recording a reduction in the value of this property of approximately $33,400. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

  During the third quarter of 1998, the Partnership recorded an impairment of $19,000 related to an other than temporary decline in the value of real estate for the Taco Bell located in Phoenix, Arizona. This impairment has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).


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

  During the third quarter of 1998, the Partnership recorded an impairment of $7,000 related to an other than temporary decline in the value of real estate for the Taco Bell located in Spartanburg, South Carolina. This impairment has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

Winslow, Arizona

  Unit 2091 is located at 1605 North Park Drive. The building consists of 2,808 square feet situated on a 37,651 square foot parcel and was constructed in 1982 utilizing stucco over concrete block.

  Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts. This adjustment process resulted in the Partnership recording a reduction in the value of this property of approximately $30,300. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

  In March 1999, the Partnership agreed to an assignment of the tenant's lease for this property to Desert De Oro Foods, Inc.

Ponderosas:

Brandon, Florida

  Unit 1061 is located at 1449 West Brandon Boulevard. The building consists of 6,376 square feet situated on a 50,094 square foot parcel and was constructed in 1985 utilizing wood siding over concrete block.

  Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts. This adjustment process resulted in the Partnership recording a reduction in the value of this property of approximately $153,500. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

  In connection with the previously proposed Merger, the Partnership has undertaken environmental studies of potentially affected properties. The Brandon property has been identified by the environmental study as having a potential environmental issue. A remedial investigation and feasibility study has been completed, and the results of that study have been forwarded to the appropriate authorities. The study indicates a range of viable remedial approaches, but agreement has not yet been reached with the authorities on the final remediation approach. The Partnership has accrued its best estimate of the costs that will be incurred to complete the environmental remediation at this property, which is estimated to be $80,000.

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

  Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts. This adjustment process resulted in the Partnership recording a reduction in the value of this property of approximately $121,500. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

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

  In March 1999, the tenant gave the Partnership notice of its intent to purchase the property under the tenant's existing purchase option contained within the lease. The purchase price of the property will be based on the appraised value of the asset.

  On October 15, 1999, the Partnership sold this property to the tenant for a sale price of approximately $715,000. This sale resulted in a gain to the Partnership of approximately $189,600.


Chenango, New York

  Unit 673 is located at 1261 Front Street. The building consists of 5,402 square feet situated on a 32,712 square foot parcel and was constructed in 1979 utilizing wood siding over concrete block and face brick.

  Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts. This adjustment process resulted in the Partnership recording a reduction in the value of this property of approximately $152,700. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

  During the third quarter of 1998, the Partnership recorded an impairment of $125,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in Chenango, New York. This impairment has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

New Windsor, New York

  Unit 782 is located at 334 Windsor Highway. The building consists of 5,402 square feet situated on a 47,685 square foot parcel and was constructed in 1980 utilizing wood siding over concrete block.

  Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts. This adjustment process resulted in the Partnership recording a reduction in the value of this property of approximately $124,000. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

  During the third quarter of 1998, the Partnership recorded an impairment of $89,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in New Windsor, New York. This impairment has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30%
(land) and 70% (building).
Wadsworth, Ohio

  Unit 775 is located at 135 Great Oaks Trail. The building consists of 5,800 square feet situated on a 43,560 square foot parcel and was constructed in 1986 utilizing stucco over concrete block.

  Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts. This adjustment process resulted in the Partnership recording a reduction in the value of this property of approximately $90,600. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

  During the third quarter of 1998, the Partnership recorded an impairment of $32,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in Wadsworth, Ohio. This impairment has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

Westerville, Ohio

  Unit 815 is located at 728 South State Street. The building consists of 4,528 square feet situated on a 46,478 square foot parcel and was constructed in 1984 utilizing facebrick with wood siding frontage.

  Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts. This adjustment process resulted in the Partnership recording a reduction in the value of this property of approximately $140,900. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.


Grand Rapids, Michigan

  Unit 194 is located at 308 North Drake Road. The building consists of 5,088 square feet situated on a 95,383 square foot parcel and was constructed in 1970 utilizing wood siding over concrete block.

  During the third quarter of 1998, the Partnership recorded an impairment of $108,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in Grand Rapids, Michigan. This impairment has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30%
(land) and 70% (building).

  On October 6, 1999, the Partnership sold this property to an unaffiliated third party for approximately $750,000. This sale resulted in a gain to the Partnership of approximately $70,800.

Buffalo, New York

  Unit 677 is located at 2060 Main Street. The building consists of 5,440 square feet situated on a 192,656 square foot parcel and was constructed in 1980 and remodeled in 1987 utilizing wood siding over concrete block with a sloped and shingled roof.

  Ponderosa closed this facility on May 27, 1997, but continues to pay rent to the Partnership per the terms of the lease.

  Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts. This adjustment process resulted in the Partnership recording a reduction in the value of this property of approximately $150,200. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

  During the third quarter of 1998, the Partnership recorded an impairment of $222,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in Buffalo, New York. This impairment has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

  The Partnership has entered into an agreement to sell this property to an unaffiliated third party for $725,000 (not including closing costs). The potential purchaser is currently in its due diligence period.

Westbourne, Ohio

  Unit 409 is located at 3328 Westbourne Drive. The building consists of 5,400 square feet situated on a 48,000 square foot parcel and was constructed in 1974 using wood siding over wood frame.

  Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts. This adjustment process resulted in the Partnership recording a reduction in the value of this property of approximately $128,100. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

  During the third quarter of 1998, the Partnership recorded an impairment of $63,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in Westbourne, Ohio. This impairment has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30%
(land) and 70% (building).

Ponderosa Joint Venture:

Louisville, Kentucky

  Unit 110 is located at 4801 Dixie Highway. The building, built in 1969, consists of 5,100 square feet situated on a 62,496 square foot parcel. The building was constructed utilizing wood siding over concrete block with flagstone.

  Pursuant to the adoption of the liquidation basis of accounting, the Ponderosa Joint Venture's assets were adjusted to net realizable amounts. This adjustment process resulted in the Ponderosa Joint Venture recording a reduction in the value of this property of approximately $15,300.


Cuyahoga Falls, Ohio

  Unit 268 is located at 1641 State Road. The building, built in 1973, consists of 5,587 square feet situated on a 40,228 square foot parcel. The building was constructed utilizing wood siding over concrete block.

  In September 1997, Ponderosa and the Ponderosa Joint Venture agreed to sub-lease this property to a local franchisee.
Ponderosa continues to remain responsible to the Ponderosa Joint
Venture for all rent and certain occupancy expenses through the original lease term.

  During the third quarter of 1998, the Ponderosa Joint Venture recorded an impairment of $8,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in Cuyahoga Falls, Ohio. This impairment has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

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

  Pursuant to the adoption of the liquidation basis of accounting, the Joint Venture Partnership's assets were adjusted to net realizable amounts. This adjustment process resulted in the Ponderosa Joint Venture recording a reduction in the value of this property of approximately $96,700.

  During the third quarter of 1998, the Ponderosa Joint Venture recorded an impairment of $130,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in Tipp City, Ohio. This impairment has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30%
(land) and 70% (building).

Mansfield, Ohio

  Unit 850 is located at 1075 Ashland Road. The building, built in 1980, consists of 5,600 square feet situated on a 104,500 square foot parcel. The building was constructed utilizing wood siding over concrete block and flagstone.

  In January 1998, the Ponderosa Joint Venture sold this closed property to an unaffiliated third party for approximately
$750,000. This sale resulted in an immaterial loss to the joint venture.

Tampa, Florida

  Unit 1060 is located at 4420 West Gandy. The building, built in 1986, consists of 5,777 square feet situated on a 50,094 square foot parcel. The building was constructed utilizing wood siding over concrete block.

  Pursuant to the adoption of the liquidation basis of accounting, the Ponderosa Joint Venture's assets were adjusted to net realizable amounts. This adjustment process resulted in the Ponderosa Joint Venture recording a reduction in the value of this property of approximately $69,500.

Mooresville, Indiana

  Unit 1057 is located at 499 South Indiana Street. The building, built in 1981, consists of 6,770 square feet situated on a 63,525 square foot parcel. The building was constructed utilizing wood siding over concrete block.


  Pursuant to the adoption of the liquidation basis of accounting, the Ponderosa Joint Venture's assets were adjusted to net realizable amounts. This adjustment process resulted in the Ponderosa Joint Venture recording a reduction in the value of this property of approximately $93,400.

  During the third quarter of 1998, the Ponderosa Joint Venture recorded an impairment of $68,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in Mooresville, Indiana. This impairment has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

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

  Pursuant to the adoption of the liquidation basis of accounting, the joint venture partnership's assets were adjusted to net realizable amounts. This adjustment process resulted in the joint venture partnership recording a reduction in the value of this property of approximately $9,100.

Children's World Learning Centers:

Troy, Michigan

  The Children's World Learning Center is a 6,175 square foot facility located at 1064 East Wattles. The single-story building was constructed in 1985 utilizing a wood frame and a pitched roof with asphalt shingles.


  Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts. This adjustment process resulted in the Partnership recording a reduction in the value of this property of approximately $126,900. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

Sterling Heights, Michigan

  The Children's World Learning Center is a 5,005 square foot facility located at 35505 Schoenherr. The single-story building was constructed in 1983 utilizing a wood frame and a pitched roof with asphalt shingles.

  Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts. This adjustment process resulted in the Partnership recording a reduction in the value of this property of approximately $135,600. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

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

  On December 30, 1999, a majority of the interests in the joint venture were Merged. The purchaser of the other interests also offered to purchase the Partnership's 23.4% interest in the joint venture. Upon receiving approval from the Special Master the Partnership sold its interest in the joint venture for approximately $498,200.

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

  On December 30, 1999, a majority of the interests in the joint venture were Merged. The purchaser of the other interests also offered to purchase the Partnership's 16% interest in the joint venture. Upon receiving approval from the Special Master the Partnership sold its interest in the joint venture for approximately $143,100.

  The following table summarizes the operations of the Partnership's properties.

                                                BRAUVIN HIGH YIELD FUND
                                               SUMMARY OF OPERATING DATA
                                                   DECEMBER 31, 1999
                                                                                 1999
                                                       PERCENT OF       1999    PERCENT      LEASE
                                          PURCHASE      ORIGINAL      RENTAL   OF RENTAL  EXPIRATION          RENEWAL
        PROPERTIES                          PRICE      UNITS SOLD     INCOME     INCOME      DATES           OPTIONS
49% OF 1 SCANDINAVIAN HEALTH SPA    $ 2,572,500      10.3%   $  350,965      12.3%      2009      4 FIVE YEAR OPTIONS
1% OF 6 PONDEROSA RESTAURANTS (A)        56,850       0.2%        6,201       0.2%      2003      4 FIVE YEAR OPTIONS
23.4% OF 1 COMPUSA STORE (B)            549,900       2.2%       59,074       2.1%      2008      4 FIVE YEAR OPTIONS
20 TACO BELL RESTAURANTS (C)          6,770,707      27.1%    1,077,540      37.9%    2000-2006   NONE
11 PONDEROSA RESTAURANTS (D)         10,087,611      40.4%    1,185,972      41.7%    2003        4 FIVE YEAR OPTIONS
2 CHILDREN'S WORLD LEARNING CENTERS   1,096,078       4.4%      147,117       5.2%    2003-2005   4 FIVE YEAR OPTIONS
16.0% of 1 BLOCKBUSTER
     VIDEO STORE (E)                    162,213        .6%       17,600       0.6%       2006     3 FIVE YEAR OPTIONS
                                    $21,295,859      85.2%   $2,844,469     100.0%

<F1>
GENERAL NOTE - THE FORMAT OF THIS SCHEDULE DIFFERS FROM THE INCOME STATEMENT OF THE PARTNERSHIP.
              THIS SCHEDULE ALLOCATES THE PARTNERSHIP'S SHARE OF PURCHASE PRICE AND RENTAL INCOME FROM EACH JOINT
               VENTURE.  THE INCOME STATEMENT USES THE EQUITY METHOD OF ACCOUNTING, THEREFORE, NO RENTAL INCOME IS
               RECORDED IN THE RENTAL INCOME ACCOUNTS FOR THE JOINT VENTURES.

      Note  (A) - IN JANUARY 1998, ONE OF THE JOINT VENTURE PROPERTIES WAS SOLD.
      (B) - IN DECEMBER 1999, THE PARTNERSHIP SOLD ITS INTEREST IN THIS JOINT VENTURE.
      (C) - IN DECEMBER 1999, THE PARTNERSHIP SOLD ONE OF ITS TACO BELL PROPERTIES.
      (D) - IN THE LAST QUARTER OF 1999, THE PARTNERSHIP SOLD TWO OF ITS PONDEROSA PROPERTIES.
      (E) - IN DECEMBER 1999, THE PARTNERSHIP SOLD ITS INTEREST IN THIS JOINT VENTURE.

Risks of Ownership

  The possibility exists that the tenants of the Partnership's properties may be unable to fulfill their obligations pursuant to the terms of their leases, including making base rent or percentage rent payments to the Partnership. Such a default by the tenants or a premature termination of any one of the leases could have an adverse effect on the financial position of the Partnership. Furthermore, the Partnership may be unable to successfully locate a substitute tenant due to the fact that these buildings have been designed or built primarily to house a specific operation. Thus, the properties may not be readily marketable to a new tenant without substantial capital improvements or remodeling. Such improvements may require expenditure of Partnership funds otherwise available for distribution. In addition, because in excess of 40% of the Partnership's cash available for investment has been invested in properties operated as Ponderosa family restaurants and in excess of 37% of the Partnership's rental income is from properties operated as Taco Bells restaurants, the Partnership is subject to some risk of loss should adverse events affect Ponderosa or Taco Bell restaurants and in turn adversely affect the lessees' ability to pay rent to the Partnership.


Item 3. Legal Proceedings.

  Two legal actions, as hereinafter described, against the General Partners of the Partnership and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger, have been settled. On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District Court for the Northern District of Illinois. This approval was obtained on June 18, 1999. The terms of the settlement agreement, along with a Notice to the Class, were forwarded to the Interest Holders in the second quarter of 1999. One additional legal action, which was dismissed on January 28, 1998 had also been brought against the General Partners of the Partnership and affiliates of such General Partners, as well as the Partnership on a nominal basis in connection with the Merger. With respect to these actions the Partnership and the General Partners and their named affiliates denied all allegations set forth in the complaints and vigorously defended against such claims.

ITEM 4. Submission Of Matters To a Vote of Security Holders.

        None.

                           PART II

Item 5.  Market for the Registrant's Units and Related Security
         Holder Matters.

  At December 31, 1999, there were approximately 1,814 Interest Holders in the Partnership. There is no established public trading market for Units and it is not anticipated that there will be a public market for Units. Neither the General Partners nor the Partnership are obligated, but reserve the right, to redeem or repurchase Units. Units may also be purchased by the Plan in certain instances. Any Units so purchased shall be retired.

  Pursuant to the terms of the Agreement, there are restrictions on the ability of the Interest Holders to transfer their Units.
In all cases, the General Partners must consent to the substitution of an Interest Holder.

  Cash distributions to Interest Holders for 1999, 1998 and 1997 were $4,418,735, $1,974,310, and $3,753,547, respectively. Prior to the commencement of the Partnership's proxy solicitation in August 1996, distributions were paid four times per year, within 60 days following the end of each calendar quarter. See Item 7. Included in the 1999 distributions is a return of capital distribution of $1,675,981, all remaining distributions represent
cash flow from operations.   Included in the December 31, 1997
distribution was any prior period earnings including amounts previously reserved for anticipated closing costs.

                        BRAUVIN HIGH YIELD FUND L.P.
               (a Delaware limited partnership)
            (Not Covered By Independent Auditor's Report)


Item 6.     Selected Financial Data.

              Years Ended December 31, 1999, 1998 and 1997

                                          1999(c)      1998           1997

Selected Income Statement Data:
Rental Income                          $ 2,410,629    $2,483,451 $ 2,514,561
Interest and other                          82,896        81,257     137,130
Net Income                                 145,413       816,736   2,006,768
Net Income Per Unit (a)                $      0.06    $     0.30 $      0.75

Selected Balance Sheet Data:

Cash and Cash Equivalents              $ 1,681,705    $1,478,616 $ 1,030,464
Real estate held for sale               10,998,886            -           --
Land and Buildings                              --    18,177,975  19,322,975
Investment in Brauvin High
 Yield Venture                              15,543        18,726      31,007
Investment in Brauvin Funds
 Joint Venture                           2,177,679     2,413,241   2,431,037
Investment in Brauvin
 Gwinnett County Venture                        --       534,901     543,333
Investment in Brauvin Bay
 County Venture                                 --       165,884     166,329
Total Assets                            15,102,008    18,802,917  19,917,525

Cash Distributions to
 General Partners                           55,603       105,317          --
Cash Distributions to
 Interest Holders (b)                    4,418,735     1,974,310   3,753,547
Cash Distributions to
 Interest Holders Per
 Unit(a)                               $      1.68    $     0.75  $     1.43

     (a) Net income per Unit and cash distributions to Interest Holders per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the date Interest Holders were admitted to the Partnership and additional Units were purchased through the Plan.

     (b) This includes $6,683, $8,340, and $1,989 paid to various states for income taxes on behalf of all Interest Holders for the years 1999, 1998 and 1997, respectively. Also included in the 1999 amount is a return of capital distribution of $1,675,981.

(c) Information in this column reflects results on the Going
    Concern Basis of accounting from January 1, 1999 to June 19,
    1999 and on the Liquidation basis of accounting from June 20, 1999 to December 31, 1999.

  The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

                BRAUVIN HIGH YIELD FUND L.P.
                  (a Delaware limited partnership)
           (Not Covered By Independent Auditor's Report)

Item 6.   Selected Financial Data - continued.

             Years Ended December 31, 1996 and 1995

                                            1996             1995

Selected Income Statement Data:
Rental Income                            $ 2,447,036     $ 2,502,755
Interest and other Income                     88,582          63,650
Net Income                                 1,836,063       2,367,443
Net Income Per Unit (a)                  $      0.69     $      0.91

Selected Balance Sheet Data:

Cash and Cash Equivalents                $ 2,231,481     $ 1,363,085
Land and Buildings                        19,322,975      19,322,975
Investment in Brauvin High
 Yield Venture                                32,374          33,746
Investment in Brauvin Funds
 Joint Venture                             2,450,861       2,472,647
Investment in Brauvin
 Gwinnett County Venture                     550,625         557,389
Investment in Brauvin
 Bay County Venture                          171,433              --
Total Assets                              21,553,997      20,932,600

Cash Distributions to
 General Partners                             26,798          52,869
Cash Distributions to
 Interest Holders (b)                      1,321,381       2,600,149
Cash Distributions to
 Interest Holders Per
 Unit(a)                                 $      0.50     $      1.00

     (a) Net income per Unit and cash distributions to Interest Holders per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the date Interest Holders were admitted to the Partnership and additional Units were purchased through the Plan.

     (b) This includes $8,682 and $9,209 paid to various states income taxes on behalf of all Interest Holders for the years 1996 and 1995, respectively.

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

  The computer information technology systems which support the Partnership consists of a network of personal computers linked to a server built using hardware and software from mainstream suppliers. These systems do not have equipment that contain embedded microprocessors, which may also pose a potential Year 2000 problem. Additionally, there is no internally generated software coding to correct as all of the software is purchased and licensed from external providers.

  The Partnership utilizes two main software packages that contain date sensitive information, (i) accounting and (ii) investor relations. In 1997, a program was initiated and completed to convert from the existing accounting software to a new software program that is Year 2000 compliant. In 1998, the investor relations software was also updated to a new software program that is Year 2000 compliant. Management has determined that the Year 2000 issue will not pose significant operational problems for its remaining computer software systems. All costs associated with these conversions were expensed by the Partnership as incurred, and were not material. Management does not believe that any further expenditures will be necessary for the systems to be Year 2000 compliant. However, additional personal computers may be purchased from time to time to replace existing machines.

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

  The Partnership has not experienced any material adverse impact on its operations or its relationships with tenants, vendors or others.

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

  The Partnership raised $25,000,000 through its initial offering and an additional $2,922,102, as of December 31, 1999, through Units purchased by certain Interest Holders investing their distributions of Operating Cash Flow in additional Units through the Plan, which process continued until the proxy solicitation process began. As of December 31, 1999, Units valued at $1,647,070 have been repurchased by the Partnership from Interest Holders liquidating their original investment and have been retired. The Partnership has no funds available to purchase additional property, excluding those raised through the Plan.

  Below is a table summarizing the four year historical data for distribution rates per unit:

Distribution
    Date         2000(a)   1999(b)     1998 (c)   1997(d) 1996

February 15      $.2291    $.2898      $  --    $.2274  $.2500
May 15               --     .2490      .2473     .2013   .2500
August 15            --     .2398      .1920     .2745      --
November 15          --     .2626      .3088     .7245      --

(a) The February 15, 2000 distribution does not include a return of capital of $0.3730 per Unit.

(b) The 1999 distributions were made on May 17, 1999, August 15, 1999, November 15, 1999 and February 15, 2000. In addition not included above was a $0.6379 per Unit return of capital distribution on November 15, 1999.
(c) The 1998 distributions were made on May 8, 1998, August 15, 1998, November 15, 1998, and February 15, 1999.
(d) The 1997 distributions were made on March 31, 1997, July 15, 1997, October 22, 1997, and December 31, 1997.

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

         During the years ended December 31, 1999, 1998 and 1997, the General Partners and their affiliates earned management fees of $24,321, $25,119 and $24,929, respectively, and received $55,603,
$105,317, and $0 in Operating Cash Flow distributions for the years ended December 31, 1999, 1998 and 1997, respectively. In January 1998, the Partnership paid the General Partners approximately
$75,500 as an operating cash flow distribution for the year ended December 31, 1997.

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

         The redemption price to be paid to the Interest Holders in connection with the Merger was based on the fair market value of the Assets. Cushman & Wakefield, an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended.
Cushman & Wakefield determined the fair market value of the Assets to be $23,198,450, or $8.83 per Unit. The redemption price of $9.31 per Unit also included all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time of the filing of the certificate of merger, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Transaction (as detailed in the Merger Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations. Of the total redemption price stated above approximately $0.48 was distributed to Interest Holders in the December 31, 1997 distribution.

         Cushman & Wakefield subsequently provided an opinion as to the fairness of the Transaction to the Interest Holders from a financial point of view. In its opinion, Cushman & Wakefield advised that the price per Unit reflected in the Transaction was fair, from a financial point of view, to the Interest Holders. Cushman & Wakefield's determination that a price was "fair" does not mean that the price was the highest price which might be obtained in the marketplace, but rather that based on the appraised values of the Assets, the price reflected in the Transaction was believed by Cushman & Wakefield to be reasonable.

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


         On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval of the United States District Court for the Northern District of Illinois.
This approval was obtained on June 18, 1999. The terms of the settlement agreement, along with a Notice to the Class, were forwarded to the Interest Holders in the second quarter of 1999.

         Pursuant to the settlement agreement, the Affiliated Partnership retained a third-party commercial real estate firm which, under the supervision of an independent special master (the "Special Master") and with the cooperation of the General Partners, marketed the Partnerships' properties in order to maximize the return to the Interest Holders (the "Sale Process"). The Sale Process was designed to result in an orderly liquidation of the Partnership, through a sale of substantially all of the assets of the Partnership, a merger or exchange involving the Partnership, or through another liquidating transaction which the Special Master determined was best suited to maximize value for the Interest
Holders. Consummation of such sale, merger, exchange, or other transaction will be followed by the orderly distribution of net liquidation proceeds to the Interest Holders.

         The General Partners have agreed, as part of the settlement agreement, to use their best efforts to continue to manage the affairs of the Partnership in accordance with their obligations under the Partnership Agreement, to cooperate fully with the Special Master and to waive certain brokerage and other fees. In consideration of this, the General Partners will be released from the claims of the class action lawsuit and indemnified for the legal expenses they incurred related to the two lawsuits. Part of this indemnification and release will be contingent on the issuance of a certification by the Special Master stating that the General Partners fully cooperated with him and complied with certain other conditions.

         The 1999, 1998 and 1997 distributions were based on the net earnings of the Partnership. These distributions were lower than prior distributions because the Partnership incurred significant valuation fees and legal costs to defend against the lawsuits. In addition, the remaining term of the Partnership's properties' leases continue to shrink. This fact is causing the Partnership to potentially face the risks and costs of lease rollover. This heightened degree of risk may also have an adverse effect on the ultimate value of the Assets. Further, the Partnership's most significant tenant, Ponderosa, has recently closed and vacated four of the Partnership's properties. (The Partnership owns one of them directly and has a joint venture interest in the other three.) The General Partners are working to remedy this situation. In January 1998, the Brauvin High Yield Venture partnership sold one of these assets to a third party not related to either the Purchaser or the Partnership. Although the closing of the restaurants should not have a significant short term effect, it could materially affect the Assets' long term prospects. Unfortunately, these recent developments are some of the exact risks and costs the Partnership was seeking to avoid with the successful completion of the Merger.

         On November 19, 1999, the United States District Court for the Northern District of Illinois approved a bid for the sale of the Partnership's Assets in an amount of approximately $13,882,300.
This bid was subsequently rescinded by the potential purchaser.

Results of Operations - January 1, 1999 to June 18, 1999 and the year ended December 31, 1998

         As a result of the settlement agreement that was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis.

         Prior to the adoption of the liquidation basis of accounting depreciation was recorded on a straight line basis over the estimated economic lives of the properties. Upon the adoption of the liquidation basis of accounting, real estate held for sale was adjusted to estimated net realizable value and no depreciation expense has been recorded.


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

Item 7A. Quantitative and Qualitative Disclosures About Market
               Risk

         The Partnership does not engage in any hedge transactions or derivative financial instruments, or have any interest sensitive obligations.



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

  The principal officers and directors of the Corporate General
Partner are:

         Mr. Jerome J. Brault . . . .      Chairman of the Board of
                                 Directors, President, Chief
                                 Executive Officer and Director

         Mr. James L. Brault  . . . . Vice President and Secretary

         Mr. Thomas E. Murphy . . . . Treasurer and Chief Financial
                                 Officer

         The business experience during the past five years of the General Partners and the principal officers and directors of the Corporate
General Partner are as follows:

         MR. JEROME J. BRAULT (age 66) chairman of the board of directors, president and chief executive officer of the Corporate General
Partner, as well as a principal shareholder of the Corporate General Partner. He is a member and manager of Brauvin Real Estate Funds, L.L.C. He is a member of Brauvin Capital Trust L.L.C. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management
Company, Brauvin Advisory Services, Inc. and Brauvin Securities,
Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. He is the chief executive officer of Brauvin Capital Trust, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

         MR. JAMES L. BRAULT (age 39) is a vice president and secretary and is responsible for the overall operations of the Corporate
General Partner and other affiliates of the Corporate General
Partner. He is an officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary of Brauvin Net Lease V, Inc. He is a manager of Brauvin
Real Estate Funds, L.L.C., Brauvin Capital Trust, L.L.C. and
BA/Brauvin L.L.C.  He is the president of Brauvin Capital Trust,
Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their
Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George
Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

         MR. THOMAS E. MURPHY (age 33) is the treasurer and chief financial officer of the Corporate General Partner and other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc. and Brauvin Net Lease V, Inc. He is the treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in July 1994. Prior to joining the Brauvin organization he was in the accounting department of Zell/Merrill Lynch and First Capital Real Estate Funds where he was responsible for the preparation of the accounting and financial reporting for several real estate limited partnerships and corporations. Mr. Murphy received a B.S. in Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.

Item 11. Executive Compensation.

  (a & b)The Partnership is required to pay certain fees, make distributions and allocate a share of the profits and losses of the Partnership to the Corporate General Partner and its affiliates as described under the caption "Compensation Table" on pages 11 to 13 of the Partnership's Prospectus, as supplemented, and the sections of the Agreement entitled "Distributions of Operating Cash Flow," "Allocation of Profits, Losses and Deductions," "Distribution of Net Sale or Refinancing Proceeds" and "Compensation of General Partners and Their Affiliates" on pages A-12 to A-17 of the Agreement attached as Exhibit A to the Prospectus. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 10. Reference is also made to Note 3 of the Notes to the Financial Statements filed with this annual report for a description of such distributions and allocations.

  The General Partners are entitled to receive Acquisition Fees for services rendered in connection with the selection, purchase, construction or development of any property by the Partnership whether designated as real estate commissions, acquisition fees, finders' fees, selection fees, development fees, construction fees, non-recurring management fees, consulting fees or any other similar fees or commissions, however treated for tax or accounting purposes. Aggregate Acquisition Fees payable to all persons in connection with the purchase of Partnership properties may not exceed such compensation as is customarily charged in arm's-length transactions by others rendering similar services as an ongoing public activity in the same geographic locale and for comparable properties. The aggregate Acquisition Fees to be paid to the General Partners and their affiliates shall not exceed 4-1/2% of the gross proceeds of the Offering. In addition, an additional Acquisition Fee may be paid to the General Partners and its affiliates to the extent of excess working capital reserves (as defined). No acquisition fees were paid in 1999, 1998 or 1997.

  An affiliate of the General Partners may provide leasing and re-leasing services to the Partnership in connection with the management of Partnership properties. The maximum property management fee to the General Partners or their affiliates shall be equal to 1% of the gross revenues of each Partnership property or interest therein; however, the receipt of such property management fees by the General Partners or their affiliates is subordinated to the receipt by the Interest Holders of a 10% non-cumulative, non-compounded annual return on Adjusted Investment. In 1999, 1998 and 1997, the Partnership paid management fees of $24,777, $25,278 and $22,754, respectively, to affiliates of the General Partners.

 (c, d, e & f) Not applicable.

                (g) The Partnership has no employees and pays no employee or director compensation.

 (h & i)       Not applicable.

                (j) Compensation Committee Interlocks and Insider Participation. Since the Partnership has no employees, it did not have a compensation committee and is not responsible for the payment of any compensation.

 (k)           Not applicable.

 (l)           Not applicable.

 The following is a summary of all fees, commissions and other expenses paid or payable to the General Partners or their affiliates for the years ended December 31, 1999, 1998 and 1997:

                          1999               1998                1997
    Management fees    $ 24,322            $ 25,119            $ 24,929
    Reimbursable operating
     expenses           148,516             137,597             146,195
    Legal fees               --                  --                 267

 As of December 31, 1999 and 1998, the Partnership has made all payments to affiliates except for $1,561 and $2,016, respectively, related to management fees.

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

          (b) Form 8-K.
              None.

          (c) An annual report for the fiscal year 1999 will be sent to the Interest Holders subsequent to this filing.



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


  The following exhibits are incorporated by reference to the Registrant's definitive proxy statement dated August 23, 1996 (File No. 0-17557):

   Exhibit No.  Description

   (10)(c)      Merger Agreement.


  The following exhibit is incorporated by reference to the Registrant's fiscal year ended December 31, 1996 Form 10-K (File No. 0-17557):

   (10)(d)      First Amendment and Waiver to Agreement and Plan
                of  Merger.                                  SIGNATURES

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



DATED: April 14, 2000

             INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                         Page

Independent Auditors' Report .  . . . . . . . . . . .       F-2

Financial Statements:

Statement of Net Assets in Liquidation
as of December 31, 1999 (Liquidation Basis) and Balance
Sheet at December 31, 1998 (Going Concern Basis) . . . . .  F-3

Statement of Changes in Net Assets
in Liquidation for the period June 18, 1999 to
December 31, 1999  (Liquidation Basis)  . . . . . . . . . . F-4

Statements of Operations for the period June 19, 1999 to
December 31, 1999 (Liquidation Basis), for the period
January 1, 1999 to June 18, 1999 (Going Concern Basis)
and the years ended December 31, 1998 and 1997
(Going Concern Basis)  . . . . . . . . . . . . . . . . . . .F-5

Statements of Partners' Capital, for the period
January 1, 1999 to June 18, 1999 and the years ended
December 31, 1998 and 1997 (Going Concern Basis) . . . . . .F-6

Statements of Cash Flows for the years ended
December 31, 1998 and 1997 (Going Concern Basis) . . . . . .F-7

Notes to Consolidated Financial Statements  . . . . . . . . F-8

Schedule III -- Real Estate and Accumulated
Depreciation, December 31, 1999. . . . . . . . . . .        F-26

All other schedules provided for in Item 14(a)(2) of Form 10-K are either not required, or are inapplicable, or not material.

                INDEPENDENT AUDITORS' REPORT

To the Partners
Brauvin High Yield Fund L.P.
Chicago, Illinois

We have audited the accompanying financial statements as of December 31, 1999, and for the years ended December 31, 1999, 1998 and 1997 as listed in the index to financial statements. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Brauvin High Yield Fund L.P. at December 31, 1999, and the results of its operations for the years ended December 31, 1999, 1998 and 1997 and its cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 2 to the financial statements, on June 18, 1999 the Partnership received approval of the settlement agreement by the District Court for the Northern District of Illinois. Pursuant to the settlement agreement, the Partnership retained a third-party commercial real estate firm to market all of the Partnerships' properties for sale. As a result, the Partnership changed its basis of accounting from the going concern basis to the liquidation basis.

/s/ Deloitte & Touche LLP


Chicago, Illinois
February 16, 2000

                  BRAUVIN HIGH YIELD FUND L.P.
                 (a Delaware limited partnership)

          STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
     DECEMBER 31, 1999 AND BALANCE SHEET AT DECEMBER 31, 1998

                                     (Liquidation       (Going Concern
                                         Basis)             Basis)
                                   December 31, 1999 December 31,1998

ASSETS
 Land                                                --      $ 5,425,268
 Buildings and improvements                          --       12,752,707
                                                     --       18,177,975
 Less: Accumulated depreciation                      --       (4,003,906)
 Net investment in real estate                       --       14,174,069
Real estate held for sale                   $10,998,886               --
Investment in Joint Ventures (Note 8):
  Brauvin High Yield Venture                     15,543           18,726
  Brauvin Funds Joint Venture                 2,177,679        2,413,241
  Brauvin Gwinnett County Venture                    --          534,901
  Brauvin Bay County Venture                         --          165,884
Cash and cash equivalents                     1,681,705        1,478,616
Restricted cash                                 226,799               --
Prepaid offering costs                               --           15,703
Other assets                                      1,396            1,777
  Total Assets                              $15,102,008      $18,802,917

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and
  accrued expenses                          $   322,472      $   268,111
Environmental remediation accrual                80,000           80,000
Rent received in advance                         25,105           29,912
Deferred gain on sale of
  real estate                                   453,247               --
Reserve for estimated costs during
  the period of liquidation                     130,000               --
Tenant security deposits                         47,604           51,934
Due to affiliates                                 1,561            2,016
  Total Liabilities                           1,059,989          431,973
Net Assets in Liquidation                   $14,042,019

PARTNERS' CAPITAL
General Partners                                                  85,371
Limited Partners                                              18,285,573
  Total Partners Capital                                      18,370,944
  Total Liabilities and Partners' Capital                    $18,802,917

         See accompanying notes to financial statements.

        STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
               (LIQUIDATION BASIS) FOR THE PERIOD
                JUNE 18, 1999 TO DECEMBER 31, 1999




Net Assets June 18, 1999
(Going Concern Basis)                        $17,907,454

Income from operations                         1,058,442

Gain on sale of property                         316,558

Equity interest in Joint
  Venture's net loss                             (84,246)

Interest Holder operating
  distributions (a)                           (1,320,017)

General Partner operating
  distributions                                  (26,664)

Return of capital distributions
  to Interest Holders (b)                     (1,675,981)

Adjustment to liquidation basis               (2,133,527)

Net Assets in Liquidation
at December 31, 1999                         $14,042,019



(a) Operating distributions are approximately $0.5024 per Unit.

(b) Return of capital distributions are approximately $0.6379 per Unit.







          See accompanying notes to financial statements.

                                    STATEMENTS OF OPERATIONS
               (Liquidation Basis)                   (Going Concern Basis)

                         June 19, 1999  January 1,       For the years
                             to          1999 to       ended December 31,
                 December 31, 1999  June 18, 1999       1998          1997

INCOME
Rental                 $1,194,208    $1,216,421    $2,483,451   $2,514,561
Interest and other         43,043        39,853        81,257      137,130
  Total income          1,237,251     1,256,274     2,564,708    2,651,691

EXPENSES
General and administ      113,273       116,021       206,755      218,565
Management fees (Note 4)   12,000        12,322        25,119       24,929
Transaction costs (Note 9) 53,536       142,211       211,904      287,531
Valuation fees                 --            --       135,000           --
Depreciation                   --       177,073       378,513      386,635
Impairment(Note 7)             --            --     1,145,000            -
Environmental remediation
  expense (Note 10)            --            --             -       80,000
                          178,809       447,627     2,102,291      997,660
Income before gain on sale of
 property and equity interest
 in joint ventures      1,058,442       808,647       462,417    1,654,031
Gain on sale of property  316,558             -             -           --
Income before equity interest
 in joint ventures      1,375,000       808,647       462,417    1,654,031

Equity Interest in Joint
 Ventures' net (loss) income:
Brauvin High Yield Venture    353         2,615         1,424        5,833
Brauvin Funds Joint
 Venture                  (65,093)       145,581      290,904      286,426
Brauvin Gwinnett County
 Venture                   (7,209)        24,390       48,196       49,102
Brauvin Bay County Venture(12,297)         6,953       13,795       11,376
Total Joint Venture
 net (loss) income        (84,246)       179,539      354,319      352,737
Income before adjustment
 to liquidation basis    1,290,754       988,186      816,736    2,006,768
Adjustment to liquidation
             basis      (2,133,527)            -            -           --

Net (loss) income       $ (842,773)   $  988,186    $ 816,736   $2,006,768

Net (loss) income allocated to:
 General Partners       $  (16,855)   $   19,764    $  16,335   $   40,135
 Interest Holders       $ (825,918)   $  968,422    $ 800,401   $1,966,633

Net (loss) income per
 Unit outstanding (a)   $    (0.31)   $     0.37    $    0.30   $     0.75

(a) Net income per Unit was based on the average Units outstanding during theyear since they were of varying dollar amounts and percentages based upon the dates Interest Holders were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan (the "Plan").

                See accompanying notes to financial statements

                             STATEMENTS OF PARTNERS' CAPITAL
                 For the period January 1, 1999 to June 18, 1999 and
                      the years ended December 31, 1998 and 1997


                               General          Interest
                              Partners          Holders *    Total

Balance, January 1, 1997     $ 134,218     $21,246,396   $21,380,614

Net income                      40,135       1,966,633     2,006,768
Cash distributions                   -      (3,753,547)   (3,753,547)
Balance, December 31, 1997     174,353      19,459,482    19,633,835

Net income                      16,335         800,401       816,736
Cash distributions            (105,317)     (1,974,310)   (2,079,627)
Balance, December 31, 1998      85,371      18,285,573    18,370,944

Net income                      19,764         968,422       988,186
Cash distributions             (28,939)     (1,422,737)   (1,451,676)
Balance, June 18, 1999       $  76,196     $17,831,258   $17,907,454

* Total Units outstanding at June 18, 1999, December 31, 1998 and 1997 were 2,627,503, 2,627,503 and 2,627,503, respectively. Cash distributions to Interest Holders per Unit were approximately, $0.54, $0.75 and $1.43 for the period ended June 18, 1999 and the years ended December 31, 1998 and 1997, respectively. Cash distributions to Interest Holders per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Interest Holders were admitted to the Partnership and additional Units were purchased through the Plan.

  In connection with the June 18, 1999 approval of the settlement agreement, the Partnership adopted the liquidation basis of accounting as explained in Notes 1 and 2. The presentation format used in 1998 and 1997 is, therefore, no longer applicable. The effect of the change in adopting the liquidation basis is reflected in the Statement of Changes in Net Assets in Liquidation.

          See accompanying notes to financial statements

                     STATEMENTS OF CASH FLOWS
         For the years ended December 31, 1998 and 1997

                                                    1998      1997
Cash Flows From Operating  Activities:
Net income                                           $816,736  $2,006,768
Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation                                          378,513     386,635
Impairment                                          1,145,000          --
Equity interest in net income from:
  Brauvin High Yield Venture                           (1,424)     (5,833)
  Brauvin Funds Joint Venture                        (290,904)   (286,426)
  Brauvin Gwinnett County Venture's                   (48,196)    (49,102)
  Brauvin Bay County Venture                          (13,795)    (11,376)

Changes in:
  Due from affiliates                                      --          20
  Other assets                                            293      15,213
  Accounts payable and accrued expenses               149,229      89,864
  Due to affiliates                                      (159)      2,175
  Rent received in advance                               (787)   (113,666)
  Environmental remediation accrual                        --      80,000
  Tenant security deposits                                 --      51,934
Net cash provided by operating
 activities                                         2,134,506   2,166,206

Cash Flows From Investing Activities:
Return of capital-
 Brauvin High Yield Venture                             7,505          --
Distributions from:
 Brauvin High Yield Venture                             6,200       7,200
 Brauvin Funds Joint Venture                          308,700     306,250
 Brauvin Gwinnett County Venture                       56,628      56,394
 Brauvin Bay County Venture                            14,240      16,480
Net cash provided by investing
 activities                                           393,273     386,324

Cash Flows From Financing Activities:
Cash distributions to General Partners               (105,317)         --
Cash distributions to Interest Holders             (1,974,310) (3,753,547)
Net cash used in financing activities              (2,079,627) (3,753,547)
Net increase (decrease) in cash and cash
 equivalents                                          448,152  (1,201,017)
Cash and cash equivalents at beginning
 of year                                            1,030,464   2,231,481
Cash and cash equivalents at end
 of year                                           $1,478,616  $1,030,464

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

 The Partnership was formed on January 6, 1987 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on September 4, 1987. The sale of the minimum of $1,200,000 of depository units representing beneficial assignments of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on November 18, 1987. The Partnership's offering closed on May 19, 1988. A total of $25,000,000 of Units were subscribed for and issued between September 4, 1987 and May 19, 1988, pursuant to the Partnership's public offering. Through December 31, 1999, 1998 and 1997 the Partnership had sold $27,922,102 of Units. This total includes $2,922,102 of Units purchased by Interest Holders who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $1,647,070 have been repurchased by the Partnership from Interest Holders liquidating their investment in the Partnership and have been retired as of December 31, 1999, 1998 and 1997. As of December 31, 1999, the Plan participants have acquired Units under the Plan which approximate 10% of total Units outstanding.
 The Partnership has acquired the land and buildings underlying 20 Taco Bell restaurants, 11 Ponderosa restaurants and two Children's World Learning Centers. The Partnership also acquired 1%, 49%, 23.4% and 16% equity interests in four joint ventures with three entities affiliated with the Partnership. These ventures own the land and buildings underlying six Ponderosa restaurants, a Scandinavian Health Spa, a CompUSA store and a Blockbuster Video store, respectively.

 In 1999, the Partnership sold one of its Taco Bell units. In addition, a Ponderosa restaurant was sold in 1999 by the joint venture partnership. The Partnership also sold in 1999 its joint venture interest in the CompUSA store and the Blockbuster Video Store.

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

 Basis of Presentation

 As a result of the settlement agreement (see Note 9) which was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of December 31, 1999.

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

 Investment in Real Estate

 Prior to the conversion from the going concern basis of accounting to the liquidation basis of accounting, the operating properties acquired by the Partnership were stated at cost including acquisition costs, net of impairment. Depreciation expense was computed on a straight-line basis over approximately 35 years.


 The Partnership recorded an impairment to reduce the cost basis of real estate to its estimated fair value when the real estate was judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at December 31, 1999, 1998, and 1997, except as described in Notes 2 and 7.

 Investment in Joint Ventures

 The Partnership owns a 1% equity interest in Brauvin High Yield Venture, which owns the land and building underlying six Ponderosa restaurants and a 49% equity interest in Brauvin Funds Joint Venture, which owns the land and building underlying a Scandinavian Health Spa. On December 30, 1999, the Partnership sold its 23.4% joint venture equity interest in Brauvin Gwinnett County Venture, and its 16% equity interest in Brauvin Bay County Venture, which owns the land and building underlying a CompUSA store and the land and building underlying a Blockbuster Video store, respectively. The accompanying financial statements include the investments in Brauvin High Yield Venture, Brauvin Funds Joint Venture, Brauvin Gwinnett County Venture and Brauvin Bay County Venture, using the equity method of accounting.

 Prepaid Offering Costs

 Prepaid offering costs represent amounts in excess of the defined percentages of the gross proceeds. Prior to the commencement of the Partnership's proxy solicitation (see Note 9), gross proceeds were expected to increase due to the purchase of additional Units through the Plan and the prepaid offering costs would be transferred to offering costs and treated as a reduction in Partners' Capital.
Upon the adoption of the liquidation basis of accounting the remaining prepaid offering costs were written off (see Note 2).



 Cash and Cash Equivalents

 Cash and cash equivalents include all highly liquid debt instruments with an original maturity within three months of purchase.

 Restricted Cash

 Per the terms of the settlement agreement (see Note 9) the Partnership was required to establish a cash reserve that will be restricted for the payment of the General Partners' legal fees and costs. The release of these funds to the General Partners is subject to the certification by the Special Master that the General Partners have been cooperative, did not breach their fiduciary duties to the Limited Partners, did not breach the settlement agreement or the Partnership Agreement and used their best efforts to manage the affairs of the Partnership in such a manner as to maximize the value and marketability of the Partnership's assets in accordance with their obligations under the Partnership Agreement.

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

 The fair value estimates presented herein are based on information available to management as of December 31, 1999 and 1998, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
 The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; accounts payable and accrued expenses; environmental remediation accrual; rent received in advance; tenant security deposits and due to affiliates.

(2)  ADJUSTMENT TO LIQUIDATION BASIS

 On June 18, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The net adjustment required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease in assets of $2,133,527 which is included in the December 31, 1999 statement of changes in net assets in liquidation. Significant changes in the carrying value of assets and liabilities are summarized as follows:

     Increase in real estate held for sale (a)           $   453,247
     Decrease in value of real estate                     (1,987,824)
     Write-off prepaid offering costs                        (15,703)
     Increase in deferred gain on sale
       of real estate                                       (453,247)
     Estimated liquidation costs                            (130,000)
     Total adjustment to liquidation basis               $(2,133,527)

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

  An affiliate of one of the former General Partners provided securities and real estate counsel to the Partnership.



  The Partnership pays an affiliate of the General Partners an acquisition fee in the amount of up to 4.5% of the gross proceeds of the Partnership's offering for the services rendered in connection with the process pertaining to the acquisition of a property. Acquisition fees related to the properties not ultimately purchased by the Partnership are expensed as incurred.

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                    1999             1998           1997

Management fees                  $ 24,322         $ 25,119       $ 24,929
Reimbursable operating
  expenses                        148,516          137,597        146,195
Legal fees                             --              --             267

  As of December 31, 1999 and 1998, the Partnership has made all payments to affiliates except for $1,561, and $2,016, respectively, related to management fees.

(5)  LEASES

  The Partnership's rental income is principally obtained from tenants through rental payments provided under triple-net noncancelable operating leases. The leases provide for a base minimum annual rent and increases in rent such as through participation in gross sales above a stated level.

  The following is a schedule of noncancelable future minimum rental payments due to the Partnership under operating leases of Partnership properties as of December 31, 1999:





Year ending December 31:

  2000                            $1,907,361
  2001                             1,718,472
  2002                             1,658,239
  2003                             1,255,752
  2004                               236,473
  Thereafter                         792,482
                                  $7,568,779

         Additional rent based on percentages of tenant sales increases was $290,997, $327,367 and $344,302 in 1999, 1998 and 1997,
respectively.

         Approximately 49% and 45% of the Partnership's rental income is from properties operated as Ponderosa and Taco Bell restaurants, respectively. The Partnership is subject to some risk of loss should adverse events affect those Ponderosa and Taco Bell restaurants and, in turn, adversely affect the lessees' ability to pay rent to the Partnership.

(6) WORKING CAPITAL RESERVES

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




(7) IMPAIRMENT

         In 1998, the Partnership engaged LaSalle Partners, Inc. to perform a valuation of the Partnership's properties. As a result of this valuation, during the third quarter of 1998, an impairment in the total amount of $1,145,000 was recorded in the financial statements of the Partnership. This impairment has been recorded as a reduction of the properties' cost, and allocated to land and buildings based on the original acquisition cost allocation of 30%(land) and 70% (building).

(8) INVESTMENT IN JOINT VENTURES

         The Partnership owns equity interests in the Brauvin High Yield Venture, Brauvin Funds Joint Venture, Brauvin Gwinnett County
Venture and Brauvin Bay County Venture and reports its investments on the equity method.

         On December 30, 1999, the Partnership sold to an affiliated party its 23.4% joint venture equity interest in Brauvin Gwinnett County
Venture for approximately $498,200, and its 16% equity interest in Brauvin Bay County Venture for approximately $143,100, which owns the land and building underlying a CompUSA store and the land and building underlying a Blockbuster Video store, respectively.

         The following are condensed financial statements for the Brauvin High Yield Venture, Brauvin Funds Joint Venture, Brauvin Gwinnett
County Venture and Brauvin Bay County Venture:
                         BRAUVIN HIGH YIELD VENTURE

                           December 31,              December 31,
                               1999                      1998
Land and buildings, net            --                  $3,695,748
Real estate held for sale  $3,553,335                          --
Other assets                   17,391                      12,634
                            3,570,726                  $3,708,382

Liabilities                    32,873                  $   30,644
Deferred gain on the sale
of real estate                178,351                          --
Total liabilities             211,224                      30,644
Net assets in liquidation  $3,359,502
Partners' capital                                       3,677,738
                                                       $3,708,382

                Liquidation Basis     Going Concern Basis
                  June 19, 1999   January 1,    Years Ended
                 to December 31,    1999 to     December 31,
                       1999      June 18, 1999       1998       1997
Rental and other
 income            $316,167    $316,090          $632,815     $717,459

Expenses:
 Depreciation            --      45,848            98,134      120,250
 Management fees      3,206       3,084             6,292        7,494
 Operating and
  administrative      2,750       5,688             7,366        6,422
 Impairment              --          --           264,000           --
 Loss on sale
  of property            --          --           114,604           --
                      5,956      54,620           490,396      134,166
Net income before adjustment to
  liquidation basis 310,211     261,470           142,419      583,293
Adjustment to
 liquidation basis (274,916)          -                --           --
Net income         $ 35,295    $261,470          $142,419     $583,293

                                   BRAUVIN FUNDS JOINT VENTURE

                           December 31,              December 31,
                               1999                      1998
Land and buildings, net            --                  $4,486,212
Real estate held for sale  $4,423,306                          --
Other assets                   80,715                     497,008
                            4,504,021                  $4,983,220

Liabilities                     6,532                  $    4,991

Net assets in liquidation  $4,497,489
Partners' capital                                       4,978,229
                                                       $4,983,220

                Liquidation Basis     Going Concern Basis
                       June 19, 1999   January 1,    Years Ended
                      to December 31,    1999 to       December 31,
                            1999      June 18, 1999       1998      1997
Rental and other income  $ 361,929    $357,294         $717,858   $715,218

Expenses:
 Depreciation                   --      55,048          110,096    110,096
 Management fees             3,693       3,616            6,626      6,642
 Operating and
  administrative             2,782       1,525            7,454     13,938
                             6,475      60,189          124,176    130,676
Net income before adjustment
 to liquidation basis      355,454     297,105          593,682    584,542
Adjustment to
  liquidation basis       (488,299)          -               --         --
Net (loss) income        $(132,845)   $297,105         $593,682   $584,542

                                         BRAUVIN GWINNETT COUNTY VENTURE

                                  December 31,         December 31,
                                       1999                1998
Land and buildings, net                      --        $2,239,254
Other assets                                  -            85,048
                                             --        $2,324,302

Liabilities                                  --        $   25,029
Partners' capital                            --         2,299,273
                                             --        $2,324,302

                Liquidation Basis     Going Concern Basis
                  June 19, 1999   January 1,    Years Ended
                  to December 30,   1999 to     December 31,
                       1999      June 18, 1999       1998       1997
Rental and other
 income           $ 129,298    $137,199          $275,753     $274,277

Expenses:
 Depreciation            --      22,876            45,752       45,752
 Management fees      1,298       1,319             2,640        2,830
 Operating and
  administrative     11,443       8,775            21,394       15,858
                     12,741      32,970            69,786       64,440
Net income before adjustment
 to liquidation
  basis              54,289     104,229           205,967      209,837
Adjustment to
  liquidation basis
                  (147,363)           -                 --          --
Net(loss)income  $ (30,806)    $104,229           $205,967    $209,837

                          BRAUVIN BAY COUNTY VENTURE

                           December 31,              December 31,
                               1999                      1998
Land and buildings, net                      --        $1,033,942
Other assets                                 --            17,330
Liabilities                                  --        $    4,296
Partners' capital                            --         1,046,976
                                             --        $1,051,272

           Liquidation Basis     Going Concern Basis
             June 19, 1999   January 1,    Years Ended
            to December 30,   1999 to     December 31,
                 1999      June 18, 1999       1998       1997
Rental and other
 income        $ 56,473     $54,625          $110,782     $109,985

Expenses:
 Depreciation        --       8,823            17,646       17,689
 Management fees    501         794             1,079        1,178
 Operating and
  administrative  2,042       1,550             5,838       20,014
 Loss on sale
  of property   130,788          --                --           --
                133,331      11,167            24,563       38,881

Net(loss)
income         $(76,858)    $43,458          $ 86,219     $ 71,104

(9) MERGER AND LITIGATION

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

  The redemption price to be paid to the Interest Holders in connection with the Merger was based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. Cushman & Wakefield determined the fair market value of the Assets to be $23,198,450, or $8.83 per Unit, as of April 1, 1996. Subsequently, the Partnership purchased a 16% interest in Brauvin Bay County Venture. Based on the terms of the Merger Agreement, the fair market value of the Assets was to be increased by the amount of the investment in Brauvin Bay County Venture, and correspondingly, the Partnership's cash holdings were reduced by the same amount and, therefore, the total redemption amount would remain unchanged. The redemption price of $9.31 per Unit also included all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time at the filing of the certificate of merger, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Transaction (as detailed in the Merger Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations. Of the original cash redemption amount, approximately $0.48 was distributed to Interest Holders in the December 31, 1997 distribution.

   The General Partners were not to receive any payment in exchange for the redemption of their general partnership interests nor would they have received any fees from the Partnership in connection with the Transaction. The Managing General Partner and his son, James
L. Brault, an executive officer of the Corporate General Partner, were to have a minority ownership interest in the Purchaser.

  The Merger was not completed primarily due to certain litigation, as described below. The General Partners believe that these lawsuits were without merit and, therefore, continued to vigorously defend against them.

  By agreement of the Partnership and the General Partners and pursuant to a motion of the General Partners the District Court entered an order preventing the Partnership and the General Partners from completing the Merger or otherwise disposing of all or substantially all of the Partnership's assets until further order of the Court.

  Because of the rulings of the District Court it is not possible for the Merger to be consummated.

  Litigation

  Two legal actions, as hereinafter described, against the General Partners of the Partnership and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger, have been settled. On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District Court for the Northern District of Illinois. This approval was obtained on June 18, 1999. The terms of the settlement agreement, along with a Notice to the Class, were forwarded to the Interest Holders in the second quarter of 1999. One additional legal action, which was dismissed on January 28, 1998 had also been brought against the General Partners of the Partnership and affiliates of such General Partners, as well as the Partnership on a nominal basis in connection with the Merger. With respect to these actions the Partnership and the General Partners and their named affiliates denied all allegations set forth in the complaints and vigorously defended against such claims.

(10)  RESERVE FOR ENVIRONMENTAL REMEDIATION

   In connection with the Merger (see Note 9), the Partnership has undertaken environmental studies of potentially affected properties. One of the Partnership's properties has been identified by the environmental study as having a potential environmental issue. A remedial investigation and feasibility study has been completed, and the results of that study have been forwarded to the appropriate authorities. The study indicates a range of viable remedial approaches, but agreement has not yet been reached with the authorities on the final remediation approach. The Partnership has accrued its best estimate of the costs that will be incurred to complete the environmental remediation at this property.

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


                                   SCHEDULE III
                         BRAUVIN HIGH YIELD FUND L.P.
                       (a Delaware limited partnership)

                       REAL ESTATE AND ACCUMULATED DEPRECIATION
                                    DECEMBER 31, 1999
Gross Amount at Which Carried
     Initial Cost (a)                 at  Close of Period (b)
      Buildings,                Buildings,                                             Real
 Personal      Cost of           Personal                                             Estate
Property and   Subsequent        Property and                                        Held for   Accumulated      Date
Description    Encumbrances(c)   Land Improvements Improvements   Land   Improvements   Sale    Depreciation    Acquired
Taco Bells            $0          $2,245,312 $5,239,062        $0  $2,093,512 $ 4,884,862 $ 4,868,238 $1,696,083    12/87-2/88
Ponderosas              0          3,167,168  7,390,057         0   2,975,468   6,942,757   5,433,421  2,229,935    9/88-11/89
Children's World
 Learning Centers        0           356,288    831,338         0     356,288     831,338     697,227    227,948          7/89
Unallocated additional
 Acquisition Fee        0                  0     93,750         0           0      93,750           0     27,013   11/90-12/90
Adjustment to liquidation
 basis of accounting(d) 0                  0          0         0  (5,425,268)(12,752,707)          0 (4,180,979)
                       $0         $5,768,768$13,554,207        $0  $        0 $         0 $10,998,886 $        0

<F1>
NOTES:
         (a)  The cost of this real estate is $19,322,975  for tax purposes (unaudited).  The buildings are depreciated over approximately 35 years using the straight line method.  The properties were constructed between 1969 and 1986.
         (b)  The following schedule summarizes the changes in the Partnership's real estate and accumulated depreciation balances:

        Real estate                                                1999           1998            1997
         Balance at beginning of year                          $18,177,975    $19,322,975     $19,322,975
         Adjustment to liquidation basis of accounting (d)      (5,558,852)             -              --
         Property sales                                         (1,620,237)             -              --
         Subtractions-land, buildings and improvements(e)               --     (1,145,000)             --
         Balance at end of year                                $10,998,886    $18,177,975     $19,322,975

        Accumulated depreciation                                   1999          1998             1997
         Balance at beginning of year                          $ 4,003,906    $ 3,625,393     $ 3,238,758
         Provision for depreciation                                177,073        378,513         386,635
         Adjustment to liquidation basis of accounting          (4,180,979)            --              --
         Balance at end of year                                $        --    $ 4,003,906     $ 3,625,393
         (c)  Encumbrances - Brauvin High Yield Fund L.P. did not borrow cash in order to purchase its properties.
         100% of the land and buildings were paid for with funds contributed by the Interest Holders.
         (d)  On June 18, 1999, the Partnership adopted the liquidation basis of accounting.  In conjunction with the adoption to the liquidation basis of accounting the carrying value of the assets were recorded at net realizable amounts
         (estimated sales price less all costs associated with the sale of the properties) and the designation of land and building have been combined into real estate held for sale.
   (e)  The 1998 amount reflects an impairment on land of $343,500 & building of $801,500(Taco Bell & Ponderosas)

                             EXHIBITS

                                TO

                   BRAUVIN HIGH YIELD FUND L.P.
                      FORM 10-K ANNUAL REPORT
                        FOR THE YEAR ENDED
                         DECEMBER 31, 1999

                        EXHIBIT INDEX


Exhibit (21)           Subsidiaries of the Registrant


Exhibit (27)           Financial Data Schedule
                                 Exhibit 21

Name of Subsidiary                            State of Formation

Brauvin High Yield Venture                                            Illinois

Brauvin Funds Joint Venture                                           Illinois

Brauvin Gwinnett County Venture                                       Illinois

Brauvin Bay County Venture                                            Illinois