Form 10-Q
period 2000-03-31
BRAUVIN HIGH YIELD FUND L P
filed 2000-05-19
CIK 810587

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q



[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended   March 31, 2000

                                or

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

                              INDEX

                                                               Page
PART I  Financial Information

Item 1. Financial Statements . . . . . . . . . . . . . . . . . . .  3

        Statements of Net Assets in Liquidation as of
        March 31, 2000 and December 31, 1999 (Liquidation
        Basis) . . . . . . . . . . . . . . . . . . . . . . . . . .  4

        Statement of Changes in Net Assets in Liquidation
        for the period January 1, 2000 to March 31, 2000
        (Liquidation Basis). . . . . . . . . . . . . . . . . . . .  5

        Statement of Operations for the three months ended
        March 31, 2000 (Liquidation Basis) and the three
        months ended March 31, 1999 (Going Concern Basis) .......   6

        Statement of Cash Flows for the three months
        ended March 31, 1999 (Going Concern Basis) . . . . . . . .  7

        Notes to Financial Statements. . . . . . . . . . . . . . .  8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . . . . .  26

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk. . . . . . . . . . . . . . . . . . . . . . . .  36

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  37

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . .  37

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . .  37

Item 4. Submissions of Matters to a Vote of
        Security Holders . . . . . . . . . . . . . . . . . . . . .  37

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . .  37

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  37

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

                  PART I - FINANCIAL INFORMATION


ITEM 1. Financial Statements

  Except for the December 31, 1999 Statement of Net Assets in Liquidation (Liquidation Basis), the following Statement of Net Assets in Liquidation as of March 31, 2000, Statements of Operations for the three months ended March 31, 2000 (Liquidation Basis) and the three months ended March 31, 1999(Going Concern Basis), and the Statement of Cash Flows for the three months ended March 31, 1999 (Going Concern Basis) for Brauvin High Yield Fund L.P. (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1999 Annual Report on Form 10-K.

                   BRAUVIN HIGH YIELD FUND L.P.
                 (a Delaware limited partnership)

         STATEMENTS OF NET ASSETS IN LIQUIDATION AS OF
    MARCH 31, 2000 AND DECEMBER 31, 1999 (LIQUIDATION BASIS)

                                                March 31,    December 31,
                                                   2000          1999
ASSETS
Real estate held for sale                      $ 9,175,634   $10,998,886

Investment in Joint Ventures (Note 7):
   Brauvin High Yield Venture                       11,515        15,543
   Brauvin Funds Joint Venture                   2,140,915     2,177,679

Cash and cash equivalents                          657,312     1,681,705
Restricted cash                                    228,840       226,799
Other assets                                            68         1,396
  Total Assets                                 $12,214,284   $15,102,008


LIABILITIES:
Accounts payable and accrued
 expenses                                      $   295,035   $   322,472
Environmental remediation accrual                   80,000        80,000
Rent received in advance                            39,078        25,105
Deferred gain of sale of real estate               245,979       453,247
Reserve for estimated costs during
 the period of liquidation                         130,000       130,000
Tenant security deposits                            47,604        47,604
Due to affiliates                                    1,924         1,561
  Total Liabilities                                839,620     1,059,989

Net Assets in Liquidation                      $11,374,664   $14,042,019














         See accompanying notes to financial statements.

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
         LIQUIDATION (LIQUIDATION BASIS) FOR THE PERIOD
               JANUARY 1, 2000 TO MARCH 31, 2000
                          (Unaudited)



Net Assets in Liquidation at
  January 1, 2000 (Liquidation Basis)                 $14,042,019

Income from operations                                    447,421

Equity interest in Joint Venture's
  net income                                               83,208

Operating distribution to
  Interest Holders (a)                                   (601,998)

Return of capital distribution
  to Interest Holders (b)                                (980,002)

Adjustment to liquidation basis                        (1,615,984)

Net Assets in Liquidation at
  March 31, 2000                                      $11,374,664


(a) Operating distributions are approximatel $0.2291 per Unit.

(b) Return of capital distributions are approximately $0.3730 per Unit.












         See accompanying notes to financial statements.

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

                    STATEMENTS OF OPERATIONS
              For the Three Months Ended March 31,

                                             (Liquidation  (Going Concern
                                                Basis)         Basis)
                                                 2000           1999
INCOME:
Rental                                      $   543,876       $597,173
Interest                                         19,913         16,332
Other                                            25,456          3,915
     Total income                               589,245        617,420

EXPENSES:
General and administrative                       54,527         42,630
Management fees (Note 4)                          5,592          6,210
Transaction costs (Note 8)                       81,705         71,527
Depreciation                                         --         88,536
     Total expenses                             141,824        208,903

Income before equity interest in
  joint ventures                                447,421        408,517

Equity Interest in Joint Venture's
     net income (loss):
  Brauvin High Yield Venture                     (2,528)         1,216
  Brauvin Funds Joint Venture                    85,736         72,755
  Brauvin Gwinnett County Venture                    --         11,853
  Brauvin Bay County Venture                         --          3,442
Total Joint Venture net income                   83,208         89,266
Income before adjustment to
   liquidation basis                            530,629        497,783
Adjustment to liquidation basis              (1,615,984)            --

Net (loss) income                           $(1,085,355)      $497,783

Net (loss) income allocated to:
  General Partners                          $   (21,707)      $  9,956
  Interest Holders                          $(1,063,648)      $487,827

Net (loss)income per Unit outstanding
  (2,627,503 Units outstanding)             $     (0.40)      $   0.19


         See accompanying notes to financial statements

                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

                    STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED MARCH 31, 1999
                     (GOING CONCERN BASIS)

Cash flows from operating activities:
Net income                                                $  497,783
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                               88,536
  Equity interest in net income from:
     Brauvin High Yield Venture                               (1,216)
     Brauvin Funds Joint Venture                             (72,755)
     Brauvin Gwinnett County Venture                         (11,853)
     Brauvin Bay County Venture                               (3,442)
  Changes in:
     Other assets                                             (3,153)
     Accounts payable
     and accrued expenses                                     51,689
     Rents received in advance                                12,024
     Due to affiliates                                           151
Net cash provided by operating activities                    557,764

Cash flows from investing activities:
Distributions from:
  Brauvin High Yield Venture                                   1,500
  Brauvin Funds Joint Venture                                 83,300
  Brauvin Gwinnett County Venture                             18,720
  Brauvin Bay County Venture                                   3,200
Cash provided by investing activities                        106,720

Cash flows from financing activities:
Cash distributions to General Partners                       (15,569)
Cash distributions to Interest Holders                      (761,660)
Cash used in financing activities                           (777,229)
Net decrease in cash and cash equivalents                   (112,745)
Cash and cash equivalents at beginning
  of period                                                1,478,616
Cash and cash equivalents at end of period                $1,365,871





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

  The Partnership was formed on January 6, 1987 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on September 4, 1987. The sale of the minimum of $1,200,000 of depository units representing beneficial assignments of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on November 18, 1987. The Partnership's offering closed on May 19, 1988. A total of $25,000,000 of Units were subscribed for and issued between September 4, 1987 and May 19, 1988, pursuant to the Partnership's public offering. Through March 31, 2000 the Partnership had sold $27,922,102 of Units. This total includes $2,922,102 of Units purchased by Interest Holders who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $1,647,070 have been repurchased by the Partnership from Interest Holders liquidating their investment in the Partnership and have been retired as of March 31, 2000. As of March 31, 2000, the Plan participants have acquired Units under the Plan which approximate 10% of total Units outstanding.

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

 Basis of Presentation

 As a result of the settlement agreement (see Note 8) which was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of March 31, 2000.

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

 The Partnership recorded an impairment to reduce the cost basis of real estate to its estimated fair value when the real estate was judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at March 31, 2000, except as described in Notes 2, 6 and 10.

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

 The fair value estimates presented herein are based on information available to management as of March 31, 2000 and December 31, 1999, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

(a) Net of estimated closing costs.

  On November 19, 1999, the United States District Court approved a bid for the sale of the Partnership's Assets in an amount of approximately $13,882,300. At the time that this offer was approved the Partnership adjusted the real estate held for sale to this contract price less all the estimated closing costs. This offer was subsequently rescinded by the potential purchaser.

  In 2000, an affiliated entity proposed purchasing all of the Partnership's Assets for approximately $12,550,000 (inclusive of all the joint venture interests). In May 2000, the Special Master approved this proposal and recommended that the United States District Court for the Northern District of Illinois approve this bid. The United States District Court has not yet ruled on this subject.

  As of March 31, 2000, the Partnership adjusted its investment in real estate to the offer that was presented to the Special Master less all estimated closing costs. The effect of this adjustment was a reduction in the real estate held for sale of $1,823,252, a reduction in the deferred gain on the sale of real estate of $207,268 and the recording of a further adjustment to the liquidation basis of accounting of $1,615,984.

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

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the three months ended March 31, 2000 and 1999 were as follows:

                                       2000         1999

Management fees                      $ 5,592      $ 6,210
Reimbursable operating
  expenses                            36,046       34,234


  As of March 31, 2000 and December 31, 1999, the Partnership has made all payments to affiliates except for $1,924, and $1,561, respectively, related to management fees.

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

(6) IMPAIRMENT

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

(7) INVESTMENT IN JOINT VENTURES

  The Partnership owns equity interests in the Brauvin High Yield
Venture and Brauvin Funds Joint Venture and reports its investments on the equity method.

 Prior to December 30, 1999, the Partnership also owned an equity interest in Brauvin Gwinnett County Venture and Brauvin Bay County Venture, which were also accounted for using the equity method. On December 30, 1999, the Partnership sold to an affiliated party its 23.4% joint venture equity interest in Brauvin Gwinnett County Venture for approximately $498,200, and its 16% equity interest in Brauvin Bay County Venture for approximately $143,100, which owns the land and building underlying a CompUSA store and the land and building underlying a Blockbuster Video store, respectively.

 The following are condensed financial statements for the Brauvin
High Yield Venture, Brauvin Funds Joint Venture, Brauvin Gwinnett
County Venture and Brauvin Bay County Venture:

                   BRAUVIN HIGH YIELD VENTURE

                                      March 31,        December 31,
                                        2000              1999
Real estate held for sale            $2,984,488        $3,553,335
Other assets                              4,663            17,391
                                      2,989,151         3,570,726

Liabilities                              32,468            32,873
Deferred gain on the sale
  of real estate                             --           178,351
Total liabilities                        32,468           211,224
Net assets in liquidation            $2,956,683        $3,359,502

              For the three months ended March 31,

                                 Liquidation Basis    Going Concern Basis
                                         2000                1999

Rental and other income                 $157,000           $149,516
Expenses:
 Depreciation                                 --             22,924
 Management fees                           1,604              1,514
 Operating and
  administrative                          17,720              3,523

                                          19,324             27,961

Net income before adjustment
 to liquidation basis                    137,676            121,555

Adjustment to
  liquidation basis                     (390,495)                --

Net (loss) income                      $(252,819)          $121,555

  In 2000, an affiliated entity proposed purchasing all of the joint venture's assets. In May 2000, the Special Master approved this proposal and recommended that the United States District Court for the Northern District of Illinois approve this bid. The United States District Court has not yet ruled on this subject. However, the joint venture partnership has adjusted its investment in real estate to this offer.

                      BRAUVIN FUNDS JOINT VENTURE

                                      March 31,        December 31,
                                         2000              1999
Real estate held for sale            $6,133,875        $4,423,306
Other assets                              6,300            80,715
                                      6,140,175         4,504,021

Deferred gain on sale
 of real estate                       1,710,569                --
Liabilities                               7,144             6,532

Net assets in liquidation            $4,422,462        $4,497,489

              For the three months ended March 31,

                                     Liquidation Basis  Going Concern Basis
                                          2000                  1999

Rental and other income                 $180,358              $178,647

Expenses:
 Depreciation                                 --                27,524
 Management fees                           1,844                 1,781
 Operating and
  administrative                           3,542                   862
                                           5,386                30,167

Net income                              $174,972              $148,480

  In 2000, an affiliated entity proposed purchasing all of the joint venture's assets. In May 2000, the Special Master approved this proposal and recommended that the United States District Court for the Northern District of Illinois approve this bid. The United States District Court has not yet ruled on this subject. However, the joint venture partnership has adjusted its investment in real estate to this offer.

                     BRAUVIN GWINNETT COUNTY VENTURE

For the three months ended March 31, 1999

                                         Going Concern Basis

Rental and other income                        $ 68,066
Expenses:
 Depreciation                                    11,438
 Management fees                                    658
 Operating and
  administrative                                  5,315
                                                 17,411

Net income                                     $ 50,655


                   BRAUVIN BAY COUNTY VENTURE

For the three months ended March 31, 1999

                                         Going Concern Basis

Rental and other income                        $ 27,313
Expenses:
 Depreciation                                     4,412
 Management fees                                    501
 Operating and
  administrative                                    887
                                                  5,800

Net income                                     $ 21,513

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

(10) SALE OF PARTNERSHIP ASSETS

   On November 19, 1999, the United States District Court approved a bid for the sale of the Partnership's Assets in an amount of approximately $13,882,300. At the time that this offer was approved the Partnership adjusted the real estate held for sale to this contract price less all the estimated closing costs. This offer was subsequently rescinded by the potential purchaser.

   In 2000, an affiliated entity proposed purchasing all of the Partnership's Assets for approximately $12,550,000 (inclusive of all the joint venture interests). In May 2000, the Special Master approved this proposal and recommended that the United States District Court for the Northern District of Illinois approve this bid. The United States District Court has not yet ruled on this subject.

   As of March 31, 2000, the Partnership adjusted its investment in real estate to the offer that was presented to the Special Master less all estimated closing costs. The effect of this adjustment was a reduction in the real estate held for sale of $1,823,252, a reduction in the deferred gain on the sale of real estate of $207,268 and the recording of a further adjustment to the liquidation basis of accounting of $1,615,984.

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

 The Partnership raised $25,000,000 through its initial offering and an additional $2,922,102, as of March 31, 2000, through Units purchased by certain Interest Holders investing their distributions of Operating Cash Flow in additional Units through the Plan, which process continued until the proxy solicitation process began. As of March 31, 2000, Units valued at $1,647,070 have been repurchased by the Partnership from Interest Holders liquidating their original investment and have been retired. The Partnership has no funds available to purchase additional property, excluding those raised through the Plan.

 Below is a table summarizing the four year historical data for distribution rates per unit:

Distribution
    Date         2000(a)   1999(b)     1998 (c)   1997(d)  1996

February 15      $.2291    $.2898      $  --      $.2274  $.2500
May 15            .2074     .2490      .2473       .2013   .2500
August 15            --     .2398      .1920       .2745      --
November 15          --     .2626      .3088       .7245      --

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

 During the three months ended March 31, 2000 and 1999, the General Partners and their affiliates earned management fees of $5,592 and $6,216, respectively, and received $0, $15,569 in Operating Cash Flow distributions for the three months ended March 31, 2000 and 1999, respectively.

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

 The 2000 and 1999 distributions were based on the net earnings of the Partnership. These distributions were lower than prior distributions because the Partnership incurred significant valuation fees and legal costs to defend against the lawsuits and to comply with the court orders. In addition, the remaining term of the Partnership's properties' leases continue to shrink. This fact is causing the Partnership to potentially face the risks and costs of lease rollover. This heightened degree of risk may also have an adverse effect on the ultimate value of the Assets.

 On November 19, 1999, the United States District Court for the Northern District of Illinois approved a bid for the sale of the Partnership's Assets in an amount of approximately $13,882,300. This bid was subsequently rescinded by the potential purchaser.

 In 2000, an affiliated entity proposed purchasing all of the Partnership's Assets for approximately $12,550,000 (inclusive of all the joint venture interests). In May 2000, the Special Master approved this proposal and recommended that the United States District Court for the Northern District of Illinois approve this bid. The United States District Court has not yet ruled on this subject.

 As of March 31, 2000, the Partnership adjusted its investment in real estate to the offer that was presented to the Special Master less all estimated closing costs. The effect of this adjustment was a reduction in the real estate held for sale of $1,823,252, a reduction in the deferred gain on the sale of real estate of $207,268 and the recording of a further adjustment to the liquidation basis of accounting of $1,615,984.

Results of Operations - Three months ended March 31, 2000
(Liquidation Basis) and the Three months ended March 31, 1999 (Going Concern Basis)

 Results of operations for the three months ended March 31, 2000 reflected net loss of $1,085,355 as compared to net income of $497,783 for the three months ended March 31, 1999, a decrease of approximately $1,583,100. The decrease in net income is primarily do to the adjustment to liquidation basis, as explained above, that was recorded in the first quarter of 2000.

 Total income for the three months ended March 31, 2000 was $589,245 as compared to $617,420 for the three months ended March 31, 1999, a decrease of approximately $28,200. The decrease in total income was primarily a result of the loss of rental revenue from two properties that were sold during the fourth quarter of 1999. Partially offsetting the decline in rental revenue is a increase in other revenue which is associated with the termination of the November 19, 1999 rescinded purchase offer.

 Total expenses for the three months ended March 31, 2000 were $141,824 as compared to $208,903 for the three months ended March 31, 1999, an decrease of approximately $67,100. The decrease in expenses was primarily due to the Partnership's adoption of the liquidation basis of accounting on June 18, 1999. Prior to the adoption of the liquidation basis of accounting depreciation was recorded on a straight line basis over the estimated economic lives of the properties. Upon the adoption of the liquidation basis of accounting, real estate held for sale was adjusted to estimated net realizable value and no depreciation expense has been recorded.

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

                     DATE: May 19, 2000



                     BY:   /s/ Thomas E. Murphy
                           Thomas E. Murphy
                           Chief Financial Officer and Treasurer

                     DATE: May 19, 2000