Form 10-Q
period 2000-06-30
BRAUVIN HIGH YIELD FUND L P
filed 2000-08-14
CIK 810587

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended   June 30, 2000

                                or

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
                                    INDEX

                                                               Page
PART I  Financial Information

Item 1. Financial Statements . . . . . . . . . . . . . . . . . . .  3

        Statements of Net Assets in Liquidation as of
        June 30, 2000 and December 31, 1999 (Liquidation
        Basis) . . . . . . . . . . . . . . . . . . . . . . . . . .  4

        Statement of Changes in Net Assets in Liquidation
        for the period January 1, 2000 to June 30, 2000
        (Liquidation Basis). . . . . . . . . . . . . . . . . . . .  5

        Statement of Operations for the six months ended
        June 30, 2000 (Liquidation Basis) and the period
        January 1, 1999 to June 18, 1999 (Going Concern
        Basis. . . . . . . . . . . . . . . . . . . . . . . . . . .  6

        Statement of Operations for the three months ended
        June 30, 2000 (Liquidation Basis) and the period
        April 1, to June 18, 1999 (Going Concern Basis). . . . . .  7

        Statement of Cash Flows for the period January 1,
        1999 to June 18, 1999 (Going Concern Basis). . . . . . . .  8

        Notes to Financial Statements. . . . . . . . . . . . . . .  9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . . . .   28

        Item 3. Quantitative and Qualitative Disclosures about
        Market Risk. . . . . . . . . . . . . . . . . . . . . . .   39

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  40

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . .  40

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . .  40

Item 4. Submissions of Matters to a Vote of
        Security Holders . . . . . . . . . . . . . . . . . . . . .  40

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . .  40

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  41

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  42

                  PART I - FINANCIAL INFORMATION


ITEM 1. Financial Statements

  Except for the December 31, 1999 Statement of Net Assets in Liquidation (Liquidation Basis), the following Statement of Net Assets in Liquidation as of June 30, 2000, Statements of Operations for the six months ended June 30, 2000 (Liquidation Basis) and the period January 1, 1999 to June 18, 1999 (Going Concern Basis), Statements of Operations for the three months ended June 30, 2000 (Liquidation Basis) and the period April 1, 1999 to June 18, 1999 (Going Concern Basis), and the Statement of Cash Flows for the period January 1, 1999 to June 18, 1999 (Going Concern Basis) for Brauvin High Yield Fund L.P. (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1999 Annual Report on Form 10-K.

         STATEMENTS OF NET ASSETS IN LIQUIDATION AS OF
    June 30, 2000 AND DECEMBER 31, 1999 (LIQUIDATION BASIS)

                                             June 30,    December 31,
                                               2000          1999
ASSETS
Real estate held for sale                      $ 9,082,290   $10,998,886

Investment in Joint Ventures (Note 7):
   Brauvin High Yield Venture                       11,299        15,543
   Brauvin Funds Joint Venture                   2,139,681     2,177,679

Cash and cash equivalents                          564,065     1,681,705
Restricted cash                                    232,146       226,799
Other assets                                            68         1,396
  Total Assets                                 $12,029,549   $15,102,008


LIABILITIES:
Accounts payable and accrued
 expenses                                      $   306,119   $   322,472
Environmental remediation accrual                   80,000        80,000
Rent received in advance                            24,087        25,105
Deferred gain of sale of real estate               228,856       453,247
Reserve for estimated costs during
 the period of liquidation                         130,000       130,000
Tenant security deposits                            47,604        47,604
Due to affiliates                                    1,722         1,561
  Total Liabilities                                818,388     1,059,989

Net Assets in Liquidation                      $11,211,161   $14,042,019




         See accompanying notes to financial statements.

                CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
                 LIQUIDATION (LIQUIDATION BASIS) FOR THE PERIOD
                      JANUARY 1, 2000 TO June 30, 2000
                                 (Unaudited)



Net Assets in Liquidation at
  January 1, 2000 (Liquidation Basis)                 $14,042,019

Income from operations                                    816,888

Equity interest in Joint Venture's
  net income                                              171,458

Operating distribution to
  Interest Holders(a)                                  (1,146,997)

Return of capital distribution
  to Interest Holders(b)                                 (980,002)

Adjustment to liquidation basis                        (1,692,205)

Net Assets in Liquidation at
  June 30, 2000                                       $11,211,161




(a) Operating distributions are approximately $0.4365 per Unit.

(b) Return of capital distributions are approximately $0.3730 per Unit.








         See accompanying notes to financial statements.

                           STATEMENTS OF OPERATIONS
    For the Six Months Ended June 30, 2000 (Liquidation Basis) and the Period January 1, 1999 to June 18, 1999 (Going Concern Basis)
                          (Unaudited)

                                        (Liquidation  (Going Concern
                                           Basis)          Basis)
                                        June 30, 2000  June 18, 1999
INCOME:
Rental                                       $1,087,881     $1,216,421
Interest                                         31,576         32,238
Other                                            25,620          7,615
     Total income                             1,145,077      1,256,274

EXPENSES:
General and administrative                      222,497        116,021
Management fees (Note 4)                         10,931         12,322
Transaction costs (Note 8)                       94,761        142,211
Depreciation                                         --        177,073
     Total expenses                             328,189        447,627
Income before equity interest in
  joint ventures                                816,888        808,647

Equity Interest in Joint Venture's
     net income (loss):
  Brauvin High Yield Venture                     (1,244)         2,615
  Brauvin Funds Joint Venture                   172,702        145,581
  Brauvin Gwinnett County Venture                    --         24,390
  Brauvin Bay County Venture                         --          6,953
Total Joint Venture net income                  171,458        179,539
Income before adjustment to
   liquidation basis                            988,346        988,186
Adjustment to liquidation basis              (1,692,205)            --

Net (loss) income                            $ (703,859)    $  988,186

Net (loss) income allocated to:
  General Partners                           $  (14,077)    $   19,764
  Interest Holders                           $ (689,782)    $  968,422

Net (loss)income per Unit outstanding
  (2,627,503 Units outstanding)              $    (0.26)    $     0.37

         See accompanying notes to financial statements


                    STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2000 (Liquidation Basis) and the Period April 1, 1999 to June 18, 1999 (Going Concern Basis)
                          (Unaudited)

                                        (Liquidation  (Going Concern
                                           Basis)          Basis)
                                        June 30, 2000  June 18, 1999
INCOME:
Rental                                        $ 544,005      $ 619,248
Interest                                         11,663         15,906
Other                                               164          3,700
     Total income                               555,832        638,854

EXPENSES:
General and administrative                      167,970         73,391
Management fees (Note 4)                          5,339          6,112
Transaction costs (Note 8)                       13,056         70,684
Depreciation                                         --         88,537
     Total expenses                             186,365        238,724

Income before equity interest in
  joint ventures                                369,467        400,130

Equity Interest in Joint Venture's
     net income:
  Brauvin High Yield Venture                      1,284          1,399
  Brauvin Funds Joint Venture                    86,966         72,826
  Brauvin Gwinnett County Venture                    --         12,537
  Brauvin Bay County Venture                         --          3,511
Total Joint Venture net income                   88,250         90,273
Income before adjustment to
   liquidation basis                            457,717        490,403
Adjustment to liquidation basis                 (76,221)            --

Net income                                    $ 381,496      $ 490,403

Net income allocated to:
  General Partners                            $   7,630      $   9,808
  Interest Holders                            $ 373,866      $ 480,595

Net income per Unit outstanding
  (2,627,503 Units outstanding)               $    0.14      $    0.18


         See accompanying notes to financial statements

                  STATEMENTS OF CASH FLOWS
         For the period January 1, 1999 to June 18, 1999
                     (Going Concern Basis)
                          (Unaudited)

Cash flows from operating activities:
Net income                                                $  988,186
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                              177,073
  Equity interest in net income from:
     Brauvin High Yield Venture                               (2,615)
     Brauvin Funds Joint Venture                            (145,581)
     Brauvin Gwinnett County Venture                         (24,390)
     Brauvin Bay County Venture                               (6,953)
  Changes in:
     Restricted Cash                                        (210,994)
     Other assets                                            (16,071)
     Accounts payable
     and accrued expenses                                      9,993
     Rents received in advance                                 2,800
     Due to affiliates                                           139
Net cash provided by operating activities                    771,587

Cash flows from investing activities:
Distributions from:
  Brauvin High Yield Venture                                   3,050
  Brauvin Funds Joint Venture                                173,950
  Brauvin Gwinnett County Venture                             32,760
  Brauvin Bay County Venture                                   9,600
Cash provided by investing activities                        219,360

Cash flows from financing activities:
Cash distributions to General Partners                       (28,939)
Cash distributions to Interest Holders                    (1,422,737)
Cash used in financing activities                         (1,451,676)
Net decrease in cash and cash equivalents                   (460,729)
Cash and cash equivalents at beginning
  of period                                                1,478,616
Cash and cash equivalents at end of period                $1,017,887

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

  The Partnership was formed on January 6, 1987 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on September 4, 1987. The sale of the minimum of $1,200,000 of depository units representing beneficial assignments of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on November 18, 1987. The Partnership's offering closed on May 19, 1988. A total of $25,000,000 of Units were subscribed for and issued between September 4, 1987 and May 19, 1988, pursuant to the Partnership's public offering. Through June 30, 2000 the Partnership had sold $27,922,102 of Units. This total includes $2,922,102 of Units purchased by Interest Holders who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $1,647,070 have been repurchased by the Partnership from Interest Holders liquidating their investment in the Partnership and have been retired as of June 30, 2000. As of June 30, 2000, the Plan participants have acquired Units under the Plan which approximate 10% of total Units outstanding.

  The Partnership has acquired the land and buildings underlying 20 Taco Bell restaurants, 11 Ponderosa restaurants and two Children's World Learning Centers. The Partnership also acquired 1%, 49%, 23.4% and 16% equity interests in four joint ventures with three entities affiliated with the Partnership. These ventures owned the land and buildings underlying six Ponderosa restaurants, a Scandinavian Health Spa, a CompUSA store and a Blockbuster Video store, respectively.

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

 Basis of Presentation

 As a result of the settlement agreement (see Note 8) which was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of June 30, 2000.

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

 The Partnership recorded an impairment to reduce the cost basis of real estate to its estimated fair value when the real estate was judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at June 30, 2000, except as described in Notes 2, 6 and 10.

 Investment in Joint Ventures

 The Partnership owns a 1% equity interest in Brauvin High Yield Venture, which owns the land and building underlying five Ponderosa restaurants and a 49% equity interest in Brauvin Funds Joint Venture, which owns the land and building underlying a Scandinavian Health Spa. On December 30, 1999, the Partnership sold its 23.4% joint venture equity interest in Brauvin Gwinnett County Venture, and its 16% equity interest in Brauvin Bay County Venture, which owns the land and building underlying a CompUSA store and the land and building underlying a Blockbuster Video store, respectively. The accompanying financial statements include the investments in Brauvin High Yield Venture, Brauvin Funds Joint Venture, Brauvin Gwinnett County Venture and Brauvin Bay County Venture, using the equity method of accounting.

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

 The fair value estimates presented herein are based on information available to management as of June 30, 2000 and December 31, 1999, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

 The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; accounts payable and accrued expenses; environmental remediation accrual; rent received in advance; tenant security deposits and due to affiliates.

(2)  ADJUSTMENT TO LIQUIDATION BASIS

 On June 18, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The net adjustment required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease in assets of $3,825,732 which is included in the June 30, 2000 statement of changes in net assets in liquidation. Significant changes in the carrying value of assets and liabilities are summarized as follows:

     Increase in real estate held for sale (a)           $   228,857
     Decrease in value of real estate                     (3,680,029)
     Write-off prepaid offering costs                        (15,703)
     Increase in deferred gain on sale
       of real estate                                       (228,857)
     Estimated liquidation costs                            (130,000)
     Total adjustment to liquidation basis               $(3,825,732)

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

  As of June 30, 2000, the Partnership adjusted its investment in real estate to the offer that was presented to the Special Master less all estimated closing costs. The effect of this adjustment was a reduction in the real estate held for sale of $1,916,595, a reduction in the deferred gain on the sale of real estate of $224,390 and the recording of a further adjustment to the liquidation basis of accounting of $1,692,205.

  Pursuant to the approval of the Special Master and the United States District Court, on August 7, 2000, an affiliated entity purchased all but one of the Partnership's properties. Tfhe one remaining property continues to be under contract to the affiliated purchaser. The proposed purchaser continues to conduct certain environmental due diligence related to this property.

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

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the six months ended June
30, 2000 and 1999 were as follows:

                                       2000                1999

Management fees                      $10,931             $12,322
Reimbursable operating
  expenses                           128,466              86,716


  As of June 30, 2000 and December 31, 1999, the Partnership has made all payments to affiliates except for $1,722, and $1,561, respectively, related to management fees.

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

(7) INVESTMENT IN JOINT VENTURES

  The Partnership owns equity interests in Brauvin High Yield
Venture and Brauvin Funds Joint Venture and reports its investments on the equity method.

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

 The following are condensed financial statements for the Brauvin
High Yield Venture, Brauvin Funds Joint Venture, Brauvin Gwinnett
County Venture and Brauvin Bay County Venture:

                 BRAUVIN HIGH YIELD VENTURE
                             June 30,                December 31,
                               2000                      1999
Real estate held for sale            $2,969,074        $3,553,335
Other assets                             13,066            17,391
                                      2,982,140         3,570,726

Liabilities                              47,041            32,873
Deferred gain on the sale
of real estate                               --           178,351
Total liabilities                        47,041           211,224
Net assets in liquidation            $2,935,099        $3,359,502


                      Liquidation Basis    Going Concern Basis
                          For the six        For the period
                         months ended      January 1, 1999 to
                        June 30, 2000         June 18, 1999
Rental and other income               $ 321,785           $ 316,090
Expenses:
 Depreciation                                --              45,848
 Management fees                          3,233               3,084
 Operating and
  administrative                         37,047               5,688
Total Expenses                           40,280              54,620
Net income before adjustment
 to liquidation basis                   281,505             261,470

Adjustment to
  liquidation basis                     405,908                  -
Net (loss) income                     $(124,403)          $ 261,470

  In 2000, an affiliated entity proposed purchasing all of the joint venture's assets. In May 2000, the Special Master approved this proposal and recommended that the United States District Court for the Northern District of Illinois approve this bid. The joint venture partnership has adjusted its investment in real estate to this offer.

                  BRAUVIN FUNDS JOINT VENTURE
                                  June 30,           December 31,
                               2000                      1999
Real estate held for sale            $6,116,496        $4,423,306
Other assets                              1,845            80,715
                                      6,118,341         4,504,021

Deferred gain on sale
of real estate                        1,693,190                --
Liabilities                               5,206             6,532

Net assets in liquidation            $4,419,945        $4,497,489


                      Liquidation Basis    Going Concern Basis
                          For the six         For the period
                         months ended      January 1, 1999 to
                        June 30, 2000       June 18, 1999
Rental and other income      $ 360,717            $ 357,294

Expenses:
 Depreciation                       --               55,048
 Management fees                 3,680                3,616
 Operating and
  administrative                 4,584                1,525
Total expenses                   8,264               60,189
Net income                    $352,453             $297,105

  In 2000, an affiliated entity proposed purchasing all of the joint venture's assets. In May 2000, the Special Master approved this proposal and recommended that the United States District Court for the Northern District of Illinois approve this bid. The joint venture partnership has adjusted its investment in real estate to this offer.

             BRAUVIN GWINNETT COUNTY VENTURE

          For the period January 1, 1999 to June 18, 1999
                        Going Concern Basis

Rental and other income                       $ 137,199
Expenses:
 Depreciation                                    22,876
 Management fees                                  1,319
 Operating and
  administrative                                  8,775
                                                 32,970

Net income                                     $104,229


                   BRAUVIN BAY COUNTY VENTURE

          For the period January 1, 1999 to June 18, 1999
                           Going Concern Basis

Rental and other income                        $ 54,625
Expenses:
 Depreciation                                     8,823
 Management fees                                    794
 Operating and
  administrative                                  1,550
                                                 11,167

Net income                                     $ 43,458

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

(9)  RESERVE FOR ENVIRONMENTAL REMEDIATION

   In connection with the Merger (see Note 8), the Partnership has undertaken environmental studies of potentially affected properties. Two of the Partnership's properties have been identified by the environmental study as having a potential environmental issue. On both of the sites a remedial investigation and feasibility study has been completed, and the results of that study have been forwarded to the appropriate authorities. The study indicates a range of viable remedial approaches, but agreement has not yet been reached with the authorities on the final remediation approach. The Partnership has accrued its best estimate of the costs that will be incurred to complete the environmental remediation at one of the properties. The second site requires further review and at this time the Partnership is unable to estimate the potential costs to complete the environmental remediation.

   In connection with the purchase one of the above properties by the Partnership, the Partnership was to be reimbursed by the former owner for environmental clean-up. The Partnership will therefore seek reimbursement of the costs from this former owner. No estimate of the collectibility of this reimbursement can be made at this time.

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

   As of June 30, 2000, the Partnership adjusted its investment in real estate to the offer that was presented to the Special Master less all estimated closing costs. The effect of this adjustment was a reduction in the real estate held for sale of $1,916,595, a reduction in the deferred gain on the sale of real estate of $224,390 and the recording of a further adjustment to the liquidation basis of accounting of $1,692,205.

(11) SUBSEQUENT EVENT

   Pursuant to the approval of the Special Master and the United States District Court, (Note 10), on August 7, 2000 an affiliated entity purchased all but one of the Partnership's properties. The one remaining property continues to be under contract to the affiliated purchaser. The proposed purchaser continues to conduct certain environmental due diligence related to this property.

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

 The Partnership raised $25,000,000 through its initial offering and an additional $2,922,102, as of June 30, 2000, through Units purchased by certain Interest Holders investing their distributions of Operating Cash Flow in additional Units through the Plan, which process continued until the proxy solicitation process began. As of June 30, 2000, Units valued at $1,647,070 have been repurchased by the Partnership from Interest Holders liquidating their original investment and have been retired. The Partnership has no funds available to purchase additional property, excluding those raised through the Plan.



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

   During the six months ended June 30, 2000 and the period January 1, 1999 to June 18, 1999, the General Partners and their affiliates earned management fees of $10,931 and $12,322, respectively, and received $0, and $28,939 in Operating Cash Flow distributions for the six months ended June 30, 2000 and for the period January 1, 1999 to June 18, 1999, respectively.

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

     As of June 30, 2000, the Partnership adjusted its investment in real estate to the offer that was presented to the Special Master less all estimated closing costs. The effect of this adjustment was a reduction in the real estate held for sale of $1,916,596, a reduction in the deferred gain on the sale of real estate of $224,391 and the recording of a further adjustment to the liquidation basis of accounting of $1,692,205.

     Pursuant to the approval of the Special Master and the United States District Court, on August 7, 2000 an affiliated entity purchased all but one of the Partnership's properties. The one remaining property continues to be under contract to the affiliated purchaser. The proposed purchaser continues to conduct certain environmental due diligence related to this property.

Results of Operations - Six months ended June 30, 2000 (Liquidation Basis) and the Period January 1, 1999 to June 18, 1999 (Going
Concern Basis)
       (Rounded to 000's)

    Results of operations for the six months ended June 30, 2000 reflected a net loss of $704,000 as compared to net income of $988,000 for the period January 1, 1999 to June 18, 1999, a decrease in net income of approximately $1,692,000. The decrease in net income is primarily due to the adjustment recorded during the six months ended June 30, 2000 to recognize real estate held for sale to net realizable value. This recognition of a change in net realizable value required an adjustment to liquidation basis expense in the amount of $1,692,000.

   Total income for the six months ended June 30, 2000 was $1,145,000 as compared to $1,256,000 for the period January 1, 1999 to June 18, 1999 a decrease of $111,000. The decrease in total income was due primarily to loss of rental income from the sale of three properties.

   Total expenses for the six months ended June 30, 2000 were $328,000 as compared to $448,000 for the period January 1, 1999 to June 18, 1999 a decrease of $120,000. The decrease in expenses was due primarily to a decrease in depreciation expense of $177,000, which is a result of the adoption of the liquidation basis of accounting. Also transaction costs decreased approximately $48,000. Transaction costs for the period January 1, 1999 to June 18, 1999 were higher because of the professional fees associated with the settlement of the class action lawsuit. General and administrative costs increased $106,000, primarily as result of an increase in salaries of $43,000 due to more hours related to the sale of the properties.

Results of Operations - Three months ended June 30, 2000
(Liquidation Basis) and the Period April 1, 1999 to June 18, 1999
(Going Concern Basis)
       (Rounded to 000's)

    Results of operations for the three months ended June 30, 2000 reflected net income of $381,000 as compared to net income of $490,000 for the period April 1 , 1999 to June 18, 1999, a decrease of approximately $109,000.

   Total income for the three months ended June 30, 2000 was $556,000 as compared to $639,000 for the period April 1, 1999 to June 18, 1999, a decrease of approximately $83,000. The decrease was due primarily to a decrease in rental income caused by the sale of three properties.

   Total expenses for the three months ended June 30, 2000 were $186,000 as compared to $239,000 for the period April 1, 1999 to June 18, 1999, a decrease of $53,000. The decrease primarily relates to a decrease in depreciation expense of $88,000 which is a result of the adjustment to liquidation basis of accounting.
Also, general and administration expense increased by $94,000 offset by a decrease of transaction costs of $59,000.

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

                    DATE: August 14, 2000



                    BY:   /s/ Thomas E. Murphy
                          Thomas E. Murphy
                          Chief Financial Officer and Treasurer

                    DATE: August 14, 2000