Form 10-Q
period 2000-09-30
BRAUVIN HIGH YIELD FUND L P
filed 2000-11-17
CIK 810587

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q



[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended   September 30, 2000

                                or

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

        Statements of Net Assets in Liquidation as of
        September 30, 2000 and December 31, 1999 (Liquidation
        Basis) . . . . . . . . . . . . . . . . . . . . . . . . . .  4

        Statement of Changes in Net Assets in Liquidation
        for the period January 1, 2000 to September 30, 2000
        (Liquidation Basis). . . . . . . . . . . . . . . . . . . .  5

        Statement of Operations for the nine months ended
        September 30, 2000 (Liquidation Basis) and the period
        January 1, 1999 to June 18, 1999 (Going Concern
        Basis and the period June 19, 1999 to
        September 30, 1999 (Liquidation Basis) . . . . . . . . . .  6

        Statement of Operations for the three months
        ended September 30, 2000 (Liquidation Basis)
        and the three months ended September 30, 1999
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

                  PART I - FINANCIAL INFORMATION


ITEM 1. Financial Statements

  Except for the December 31, 1999 Statement of Net Assets in Liquidation (Liquidation Basis), the following Statement of Net Assets in Liquidation as of September 30, 2000, Statements of Operations for the nine months ended September 30, 2000 (Liquidation Basis) and the period January 1, 1999 to June 18, 1999 (Going Concern Basis) and June 19, 1999 to September 30, 1999 (Liquidation Basis), Statements of Operations for the three months ended September 30, 2000 (Liquidation Basis) and the three months ended September 30, 1999 (Liquidation Basis), and the Statement of Cash Flows for the period January 1, 1999 to June 18, 1999 (Going Concern Basis) for Brauvin High Yield Fund L.P. (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1999 Annual Report on Form 10-K.

         STATEMENTS OF NET ASSETS IN LIQUIDATION AS OF
  SEPTEMBER 30, 2000 AND DECEMBER 31, 1999 (LIQUIDATION BASIS)

                                                September 30,  December 31,
                                                     2000          1999
ASSETS
Real estate held for sale                       $  171,937   $10,998,886

Investment in Joint Ventures (Note 7):
   Brauvin High Yield Venture                           --        15,543
   Brauvin Funds Joint Venture                      13,454     2,177,679

Cash and cash equivalents                        5,001,139     1,681,705
Restricted cash                                    236,234       226,799
Due from affiliate                                  21,090            --
Other assets                                        15,698         1,396
  Total Assets                                  $5,459,552   $15,102,008


LIABILITIES:
Accounts payable and accrued
 expenses                                       $  343,095   $   322,472
Environmental remediation accrual                       --        80,000
Rent received in advance                                --        25,105
Deferred gain of sale of real estate                    --       453,247
Reserve for estimated costs during
 the period of liquidation                         130,000       130,000
Tenant security deposits                                --        47,604
Due to affiliates                                   26,091         1,561
  Total Liabilities                                499,186     1,059,989

Net Assets in Liquidation                       $4,960,366   $14,042,019







         See accompanying notes to financial statements.

       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
         LIQUIDATION (LIQUIDATION BASIS) FOR THE PERIOD
             JANUARY 1, 2000 TO SEPTEMBER 30, 2000
                          (Unaudited)



Net Assets in Liquidation at
  January 1, 2000 (Liquidation Basis)                 $14,042,019

Income from operations                                  1,012,345

Equity interest in Joint Venture's
  net income                                            1,036,081

Operating distribution to
  Interest Holders(a)                                  (1,608,852)

Return of capital distribution
  to Interest Holders(b)                               (8,041,249)

Gain on sale of property                                  213,691

Adjustment to liquidation basis                        (1,693,669)

Net Assets in Liquidation at
  September 30, 2000                                  $ 4,960,366




(a) Operating distributions are approximately $0.6123 per Unit.

(b) Return of capital distributions are approximately $3.0602 per Unit.



         See accompanying notes to financial statements.

                    STATEMENTS OF OPERATIONS
For the nine months ended September 30, 2000 (Liquidation Basis)
 and the period January 1, 1999 to June 18, 1999 (Going Concern
  Basis) and June 19, 1999 to September 30, 1999 (Liquidation
                             Basis)
                          (Unaudited)

                                                                (Going
                                  (Liquidation   (Liquidation    Concern
                                       Basis)        Basis)       Basis)
                                   Nine Months       Period       Period
                                       Ended     July 19, to   January 1,
                                  September 30, September 30, to July 18,
                                        2000         1999          1999
INCOME
Rental                               $1,317,119    $ 630,187   $1,216,421
Interest                                121,351       16,551       32,238
Other                                    29,023          245        7,615
  Total income                        1,467,493      646,983    1,256,274

EXPENSES
General and administrative              345,487       53,159      116,021
Management fees (Note 4)                 13,138        7,254       12,322
Transaction costs (Note 8)               96,523       23,057      142,211
Depreciation                                                      177,073
  Total expenses                        455,148       83,470      447,627

Income before equity
  interest in joint
  ventures                            1,012,345      563,513      808,647

Equity Interest in Joint
  Venture's net income (loss):

Brauvin High Yield Venture                 (618)       1,644        2,615
Brauvin Funds Joint Venture           1,036,699     (148,270)     145,581
Brauvin Gwinnett County
  Venture                                    --       (6,911)      24,390
Brauvin Bay County Venture                   --        3,957        6,953

Total Joint Venture net
  income                              1,036,081     (149,580)     179,539

Income before gain on sale
  of property                         2,048,426      413,933      988,186

Gain on sale of property                213,691           --           --

Income before adjustment to
   liquidation basis                  2,262,117      413,933      988,186

Adjustment to liquidation
  basis                              (1,693,669)    (212,441)          --

Net income                           $  568,448   $  201,492   $  988,186

Net income allocated to:
  General Partners                   $   11,369   $    4,030   $   19,764

  Interest Holders                   $  557,079   $  197,462   $  968,422

Net income per Unit
outstanding (2,627,503
Units outstanding)                   $     0.21   $     0.08   $     0.37

         See accompanying notes to financial statements.

                    STATEMENTS OF OPERATIONS
            For the Three Months Ended September 30,
                      (Liquidation Basis)
                          (Unaudited)

                                                 2000           1999
INCOME:
Rental                                       $  229,238      $ 630,187
Interest                                         89,775         16,552
Other                                             3,403            245
     Total income                               322,416        646,984

EXPENSES:
General and administrative                      122,990         73,071
Management fees (Note 4)                          2,207          7,254
Transaction costs (Note 8)                        1,762         23,057
     Total expenses                             126,959        103,382

Income before equity interest in
  joint ventures                                195,457        543,602

Equity Interest in Joint Venture's
     net income:
  Brauvin High Yield Venture                        626          1,644
  Brauvin Funds Joint Venture                   863,997         87,145
  Brauvin Gwinnett County Venture                    --         13,002
  Brauvin Bay County Venture                         --          3,957
Total Joint Venture net income                  864,623        105,748

Income before gain on sale of
  property                                    1,060,080        649,350

Gain on sale of property                        213,691             --

Income before adjustment to
   liquidation basis                          1,273,771        649,350
Adjustment to liquidation basis                  (1,464)       (24,892)

Net income                                   $1,272,307      $ 624,458

Net income allocated to:
  General Partners                           $   25,446      $  12,489
  Interest Holders                           $1,246,861      $ 611,969

Net income per Unit outstanding
  (2,627,503 Units outstanding)              $     0.47      $    0.23



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

  The Partnership was formed on January 6, 1987 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on September 4, 1987. The sale of the minimum of $1,200,000 of depository units representing beneficial assignments of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on November 18, 1987. The Partnership's offering closed on May 19, 1988. A total of $25,000,000 of Units were subscribed for and issued between September 4, 1987 and May 19, 1988, pursuant to the Partnership's public offering. Through September 30, 2000 the Partnership had sold $27,922,102 of Units. This total includes $2,922,102 of Units purchased by Interest Holders who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $1,647,070 have been repurchased by the Partnership from Interest Holders liquidating their investment in the Partnership and have been retired as of September 30, 2000. As of September 30, 2000, the Plan participants have acquired Units under the Plan which approximate 10% of total Units outstanding.

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

 Basis of Presentation

 As a result of the settlement agreement (see Note 8) which was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of September 30, 2000.

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

 The Partnership recorded an impairment to reduce the cost basis of real estate to its estimated fair value when the real estate was judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at September 30, 2000, except as described in Notes 2, 6 and 10.

 Investment in Joint Ventures

 Prior to August 7, 2000 the Partnership owned a 1% equity interest in Brauvin High Yield Venture, which owns the land and building underlying five Ponderosa restaurants and a 49% equity interest in Brauvin Funds Joint Venture, which owned the land and building underlying a Scandinavian Health Spa. On December 30, 1999, the Partnership sold its 23.4% joint venture equity interest in Brauvin Gwinnett County Venture, and its 16% equity interest in Brauvin Bay County Venture, which owns the land and building underlying a CompUSA store and the land and building underlying a Blockbuster Video store, respectively. The accompanying financial statements include the investments in Brauvin High Yield Venture, Brauvin Funds Joint Venture, Brauvin Gwinnett County Venture and Brauvin Bay County Venture, using the equity method of accounting.

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

 The fair value estimates presented herein are based on information available to management as of September 30, 2000 and December 31, 1999, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

  In 2000, an affiliated entity proposed purchasing all of the Partnership's Assets for approximately $12,550,000 (inclusive of all the joint venture interests). In May 2000, the Special Master approved this proposal and recommended that the United States District Court for the Northern District of Illinois approve this bid. As a result of the approval in May the Partnership adjusted its investment in real estate by reducing the increase in real estate held for sale and the deferred gain on the sale by $232,390, in addition the adjustment to the decrease in the value of real estate held for sale was a further decrease of $1,693,669.

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

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the nine months ended
September 30, 2000 and 1999 were as follows:

                                       2000            1999
Management fees                     $ 13,138         $ 19,576
Reimbursable operating
  expenses                           175,545          117,616

  As of September 30, 2000, the Partnership owed certain affiliates $26,091 for a capital related item, in addition the Partnership is owed $21,090 from affiliates related to rent prorations. As of December 31, 1999, the Partnership made all payments to affiliates except for $1,561, related to management fees.

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

(7) INVESTMENT IN JOINT VENTURES

  Prior to August 7, 2000, the Partnership owned equity interests in Brauvin High Yield Venture and Brauvin Funds Joint Venture and reported its investments using the equity method. On August 7, 2000, the Partnership sold its joint venture equity interest to an affiliated party.

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

 The following are condensed financial statements for the Brauvin
High Yield Venture, Brauvin Funds Joint Venture, Brauvin Gwinnett
County Venture and Brauvin Bay County Venture:

                   BRAUVIN HIGH YIELD VENTURE
                                    September 30,      December 31,
                                         2000              1999
Real estate held for sale                    --        $3,553,335
Other assets                            $12,608            17,391
                                         12,608         3,570,726

Liabilities                              12,608            32,873
Deferred gain on the sale
  of real estate                             --           178,351
Total liabilities                        12,608           211,224
Net assets in liquidation               $    --        $3,359,502

                                       (Liquidation (Liquidation  (Going
                                          Basis)       Basis)    Concern
                                         For the      For the     Basis)
                                       nine months  period June   For the
                                         ended        19, to      period
                                       September   September     January 1,
                                           30,          30,     to June 18,
                                          2000         1999         1999

Rental and other income               $ 387,885    $ 157,678    $ 316,090
Expenses:
 Depreciation                                --           --       45,848
 Management fees                          3,747        2,112        3,084
 Operating and
  administrative                         38,680       (8,862)       5,688
Total Expenses                           42,427       (6,750)      54,620
Net income before loss on
 sale of property                       345,458      164,428      261,470
Loss on sale of property                 (1,391)          --           --
Net income before adjustment
 to liquidation basis                   344,067      164,428      261,470
Adjustment to
  liquidation basis                    (405,908)          --           -
Net (loss) income                     $ (61,841)   $ 164,428    $ 261,470

  In 2000, an affiliated entity proposed purchasing all of the joint venture's assets. In May 2000, the Special Master approved this proposal and recommended that the United States District Court for the Northern District of Illinois approve this bid. The joint venture partnership adjusted its investment in real estate to this offer.

                  BRAUVIN FUNDS JOINT VENTURE
                                     September 30      December 31,
                                          2000            1999
Real estate held for sale                    --        $4,423,306
Other assets                            $34,419            80,715
                                         34,419         4,504,021

Liabilities                               6,961             6,532

Net assets in liquidation               $27,458        $4,497,489


                                     (Liquidation (Liquidation  (Going
                                        Basis)       Basis)    Concern
                                        For the      For the     Basis)
                                      nine months  period June   For the
                                        ended        19, to      period
                                       September   September     January 1,
                                          30,          30,     to June 18,
                                         2000         1999         1999

Rental and other income               $ 432,473    $ 181,570    $ 357,294
Expenses:
 Depreciation                                --           --       55,048
 Management fees                          4,292        1,849        3,616
 Operating and
  administrative                          5,728    $   1,874        1,525
Income before sale
  of property                           422,453      177,847      297,105
Gain on sale                          1,693,260           --           --
Income before adjustment
 to liquidation basis                 2,115,713      177,847      297,105
Adjustment to liquidation
 basis                                       --     (480,440)          --

Net income                           $2,115,713    $(302,593)    $297,105

  In 2000, an affiliated entity proposed purchasing all of the joint venture's assets. In May 2000, the Special Master approved this proposal and recommended that the United States District Court for the Northern District of Illinois approve this bid. The joint venture partnership adjusted its investment in real estate to this offer.

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

   The Partnership raised $25,000,000 through its initial offering and an additional $2,922,102, as of September 30, 2000, through Units purchased by certain Interest Holders investing their distributions of Operating Cash Flow in additional Units through the Plan, which process continued until the proxy solicitation process began. As of September 30, 2000, Units valued at $1,647,070 have been repurchased by the Partnership from Interest Holders liquidating their original investment and have been retired. The Partnership has no funds available to purchase additional property, excluding those raised through the Plan.

   Below is a table summarizing the four year historical data for distribution rates per unit:

Distribution
    Date         2000(a)   1999(b)     1998 (c)   1997(d) 1996

February 15      $.2291   $.2898     $   --       $.2274  $.2500
May 15            .2074    .2490      .2473        .2013   .2500
August 15         .1758    .2398      .1920        .2745      --
November 15       .1275    .2626      .3088        .7245      --

(a) The February 15, 2000 distribution does not include a return of capital of $0.3730 per Unit. The August 15, 2000 distribution does not include a return of capital of $2.687 per unit.

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

  During the nine months ended September 30, 2000 and the period January 1, 1999 to June 18, 1999, the General Partners and their affiliates earned management fees of $10,931 and $12,322, respectively, and received $0, and $28,939 in Operating Cash Flow distributions for the nine months ended September 30, 2000 and for the period January 1, 1999 to June 18, 1999, respectively.

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

Results of Operations - Nine months ended September 30, 2000
(Liquidation Basis) and the period June 19, 1999 to September 30,
1999 (Liquidation Basis) and the period January 1, 1999 to June 18, 1999 (Going Concern Basis)

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

  Further complicating comparisons between the various periods is the August 7, 2000 sale of all but one of the Partnership's properties.

Results of Operations - Three months ended September 30, 2000
(Liquidation Basis) and the three months ended September 30, 1999

  Comparisons of the three month activity is complicated by the sale on August 7, 2000 of all but one of the Partnership's properties. The three month period ending September 30, 2000 primarily reflects income for June 1, 2000 thru August 7, 2000, while the period ended September 30, 1999 reflects the activity of all the Partnership's properties for the three month period.

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

                    DATE: November 17, 2000



               BY:   /s/ Thomas E. Murphy
                     Thomas E. Murphy
                     Chief Financial Officer and Treasurer

                    DATE: November 17, 2000