Form 10-K
period 2000-12-31
BRAUVIN HIGH YIELD FUND L P
filed 2001-03-30
CIK 810587

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-K


[X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of  1934

   For the fiscal year ended   December 31, 2000
                                or
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


Securities registered pursuant to Section 12(b)of the Exchange Act:

   Title of each class                Name of each exchange on
                                          which registered

              None                              None


Securities registered pursuant to Section 12(g)of the Exchange Act:

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

                   BRAUVIN HIGH YIELD FUND L.P.
                   2000 FORM 10-K ANNUAL REPORT

                               INDEX
                             PART I                                   Page
Item 1. Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

Item 2. Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .6

Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 32

Item 4. Submission of Matters to a Vote of Security Holders. . . . . . 32

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

Item 8. Financial Statements and Supplementary Data. . . . . . . . . . 43

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure. . . . . . . . . . . . . . 43

                             PART III

Item 10. Directors and Executive Officers of the Partnership . . . . . 44

Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . 46

Item 12. Security Ownership of Certain Beneficial Owners
         and Management. . . . . . . . . . . . . . . . . . . . . . . . 48

Item 13. Certain Relationships and Related Transactions. . . . . . . . 48

                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . 50

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 52

                  BRAUVIN HIGH YIELD FUND L.P.
                 (a Delaware limited partnership)

                             PART I

Item 1. Business.

  Brauvin High Yield Fund L.P. (the "Partnership") is a Delaware limited partnership formed in January 1987 for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office and industrial real estate properties predominantly subject to "triple-net" leases. It was anticipated at the time the Partnership first offered its Units (as defined below) that a majority of these properties would be leased to operators of national franchise fast food restaurants, automotive services and convenience stores, as well as banks and savings and loans. The leases would provide for a base minimum annual rent and increases in rent, such as through participation in gross sales above a stated level, fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index. The Partnership sold $25,000,000 in depository units representing beneficial assignments of limited partnership interests (the "Units") commencing September 4, 1987, at $10.00 per Unit (the "Offering") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended. The Offering closed on May 19, 1988. An additional $2,922,102 has been raised through the sale of additional Units pursuant to the Partnership's distribution reinvestment plan (the "Plan") through December 31, 2000. These Units were purchased from the Units reserved for the Plan after the termination of the Offering. As of December 31, 2000, $1,647,070 of Units sold through the Offering have been repurchased by the Partnership from investors liquidating their investment and have been retired. The investors in the Partnership (the "Interest Holders") share in the benefits of ownership of the Partnership's real property investments according to the number of Units each owns.

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

  Pursuant to the terms of an agreement and plan of merger dated as of June 14, 1996, as amended March 24, 1997, June 30, 1997, September 30, 1997, December 31, 1997, March 31, 1998 and June 30, 1998 (the "Merger Agreement"), the Partnership proposed to merge with and into Brauvin Real Estate Funds, L.L.C., a Delaware limited liability company affiliated with certain of the General Partners (the "Purchaser") through a merger (the "Merger") of its Units. On November 8, 1996, the Interest Holders voted on an amendment of the Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction"). The Merger will not be consummated primarily as a result of litigation that was subsequently settled on April 13, 1999.

  Pursuant to the settlement agreement the General Partners were indemnified for all of their legal costs and expenses related to the lawsuit, and the General Partners were released from the claims that were alleged or could have been alleged in the class action lawsuit. In addition the Partnerships' retained a third-party commercial real estate firm which, under the supervision of an independent special master (the "Special Master") and with the cooperation of the General Partners, marketed the Partnerships' properties in order to maximize the return to the Interest Holders (the "Sale Process"). The Sale Process was designed to result in an orderly liquidation of the Partnership, through a sale of substantially all of the assets of the Partnership, a merger or exchange involving the Partnership, or through another liquidating transaction which the Special Master determined was best suited to maximize value for the Interest Holders. Consummation of such sale, merger, exchange, or other transaction will be followed by the orderly distribution of net liquidation proceeds to the Interest Holders.

  The General Partners have agreed, as part of the settlement agreement, to use their best efforts to continue to manage the affairs of the Partnership in accordance with their obligations under the Partnership Agreement, to cooperate fully with the Special Master and to waive certain brokerage and other fees. In consideration of this, the General Partners will be released from the claims of the class action lawsuit and indemnified for the legal expenses they incurred related to the lawsuit.

  On November 19, 1999, the United States District Court approved a bid for the sale of the Partnership's Assets in an amount of approximately $13,882,300. This bid was subject to certain contingencies and was subequently rejected by the potential purchaser.

  In 2000, an affiliated entity proposed purchasing all of the Partnership's Assets for approximately $12,550,000 (inclusive of all the joint venture interests). In May 2000, the Special Master approved this proposal and recommended that the United States District Court for the Northern District of Illinois approve this bid.

  Pursuant to the approval of the Special Master and the United States District Court, on August 7, 2000, an affiliated entity purchased all but one of the Partnership's properties. The remaining property was sold in January 2001 to an affiliated purchaser.

  The terms of the transactions between the Partnership and affiliates of the General Partners are set forth in Item 13 below. Reference is hereby made for a description of such terms and transactions.

  The restated limited partnership agreement of the Partnership
(the "Agreement") provides that the Partnership shall terminate
December 31, 2025, unless sooner terminated pursuant to its terms.

  The Partnership has no employees.

Market Conditions/Competition

  The Partnership has utilized its proceeds available for investment to acquire properties. Since the leases of certain of the Partnership's properties entitle the Partnership to participate in gross receipts of lessees above fixed minimum amounts, the success of the Partnership depended in part on the ability of those lessees to compete with similar businesses in their respective vicinities.

  The Partnership has and continues to compete with various other real estate entities for the placement of new tenants and ultimately for the sale of the Partnership's real estate assets.

Item 2. Properties.

  The Partnership is a landlord only and does not participate in the operations of any of the properties discussed herein. All lease payments due the Partnership are current. The last remaining property owned as of December 31, 2000 is 100% occupied and was paid for in cash, without any financing. The General Partners believe that the Partnership's property are adequately insured.

  Pursuant to the approval of the Special Master and the United States District Court, on August 7, 2000, an affiliated entity purchased all but one of the Partnership's properties. As of December 31, 2000 the remaining property continues to be under contract to an affiliated purchaser. In January 2001, the Partnership sold its last remaining property to an affiliated purchaser.

  The following information is presented for the only property whose cost basis exceeds 10% of the gross proceeds of the Offering.

  On July 21, 1989, the Partnership and Brauvin High Yield Fund L.P. II ("BHYF II"), an affiliated public real estate limited partnership, formed a joint venture, Brauvin Funds Joint Venture ("Funds JV"), to purchase a Scandinavian Health Spa (the "Health Spa") in Glendale, Arizona from an unaffiliated developer for $5,250,000, plus closing costs. The Health Spa was constructed in 1988. The Health Spa is subject to a triple-net lease with the lessee, Scandinavian U.S. Swim & Fitness, Inc., which is responsible for paying all taxes, insurance premiums and maintenance costs. The lease terminates in 2009. The rent is payable in equal monthly installments and was increased by 11.5% on February 1, 1994 and was to increase by 11.5% every five years thereafter. The lease is guaranteed by Bally's Health and Tennis Corporation whose financial statements reflected a net worth of approximately $275 million at the time of acquisition. On this basis, the General Partners determined that no rent insurance would be required by the Partnership.

  The Partnership contributed $2,585,608 (49%) to Funds JV and BHYF II contributed $2,691,143 (51%). Taxable income and distributable cash flow have been and will continue to be allocated according to the venturers' respective capital contributions.

  The following is a summary of the real estate and improvements owned by the Partnership.

Taco Bells:

Warner Robins, Georgia

  Unit 1389 is located at 1998 Watson Boulevard. The building consists of 1,288 square feet situated on a 25,000 square foot parcel and was constructed in 1977 utilizing jumbo bricks.

  On August 7, 2000 this property was sold for approximately
$250,000 less expenses of approximately $12,600 to an affiliated party. This sale resulted in a gain to the Partnership of approximately $42,000.

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

  On August 7, 2000 this property was sold for approximately
$150,000 less expenses of approximately $10,000 to an affiliated party. This sale resulted in a loss to the Partnership of approximately $1,400.

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

  On August 7, 2000 this property was sold for approximately
$130,000 less expenses of approximately $9,500 to an affiliated party. This sale resulted in a loss to the Partnership of approximately $1,500.

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

  On August 7, 2000 this property was sold for approximately
$100,000 less expenses of $6,500 to an affiliated party. This sale resulted in a loss to the Partnership of approximately
$1,900.

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

  On August 7, 2000 this property was sold for approximately
$170,000 less expenses of approximately $10,600 to an affiliated party. This sale resulted in a gain to the Partnership of approximately $61,100.

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

  This property was closed in 1997 but remained current on its rental payments per the terms of the lease.

  On August 7, 2000 this property was sold for approximately
$82,200 less expenses of approximately $8,100 to an affiliated party. This sale resulted in a loss to the Partnership of approximately $2,100.

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

  During the third quarter of 1998, the Partnership recorded an impairment of $36,000 related to an other than temporary decline in the value of real estate for the Taco Bell located in Logansport, Indiana. This impairment has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30%
(land) and 70% (building).

  In the first quarter of 1999, the tenant gave the Partnership notice that they intend to re-open this facility as a Blimpie's restaurant. Subsequently, this Blimpie's facility was also closed and remained vacant at December 31, 1999.

Dover, Ohio

  Unit 1856 is located at 718 Boulevard Avenue. Boulevard Avenue is a four-lane northwest-southwest highway. The building consists of 1,584 square feet situated on a 20,500 square foot parcel and was constructed in 1980 utilizing stucco over concrete block.

  On August 7, 2000 this property was sold for approximately
$250,000 less expenses of approximately $13,000 to an affiliated party. This sale resulted in a gain to the Partnership of approximately $74,400.

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

  On August 7, 2000 this property was sold for approximately
$190,000 less expenses of approximately $9,900 to an affiliated party. This sale resulted in a loss to the Partnership of approximately $1,600.

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

  In December 1998, the tenant closed and vacated this property.
However, the tenant remained current on all its lease obligations with the Partnership.

  On August 7, 2000 this property was sold for approximately
$75,000 less expenses of approximately $7,500 to an affiliated party. This sale resulted in a loss to the Partnership of approximately $1,800.

Sandusky, Ohio

  Unit 1915 is located at 3306 Milan Road. The building consists of 1,584 square feet situated on a 33,000 square foot parcel and was constructed in 1980 utilizing stucco over concrete block.

  On August 7, 2000 this property was sold for approximately
$201,000 less expenses of approximately $11,800 to an affiliated party. This sale resulted in a loss to the Partnership of approximately $1,900.

Mesa, Arizona

  Unit 1925 is located at 531 East Southern Avenue. The building consists of 1,584 square feet situated on a 28,000 square foot parcel and was constructed in 1980 utilizing stucco over concrete block.

  On August 7, 2000 this property was sold for approximately
$115,000 less expenses of approximately $9,300 to an affiliated party. This sale resulted in a loss to the Partnership of approximately $2,000.

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

  On August 7, 2000 this property was sold for approximately
$200,000 less expenses of approximately $10,700 to an affiliated party. This sale resulted in a loss to the Partnership of approximately $1,700.

Dalton, Georgia

  Unit 1966 is located at 1509 Walnut Avenue. The building consists of 1,584 square feet situated on a 18,275 square foot parcel and was constructed in 1980 utilizing stucco over concrete block.

  On August 7, 2000 this property was sold for approximately
$280,000 less expenses of approximately $12,800 to an affiliated party. This sale resulted in a gain to the Partnership of approximately $41,800.

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

  On August 7, 2000 this property was sold for approximately
$150,000 less expenses of approximately $9,600 to an affiliated party. This sale resulted in a loss to the Partnership of approximately $1,700.

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

  On August 7, 2000 this property was sold for approximately
$225,000 less expenses of approximately $11,600 to an affiliated party. This sale resulted in a loss to the Partnership of approximately $1,900.

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

  On August 7, 2000 this property was sold for approximately
$275,000 less expenses of approximately $13,300 to an affiliated party. This sale resulted in a gain to the Partnership of approximately $5,800.

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

  On August 7, 2000 this property was sold for approximately
$269,560 less expenses of approximately $12,200 to an affiliated party. This sale resulted in a loss to the Partnership of approximately $1,800.

Spartanburg, South Carolina

  Unit 2200 is located at 800 North Pine Street. The building consists of 1,584 square feet situated on a 24,750 square foot parcel and was constructed in 1982 utilizing stucco over concrete block.

  On January 5, 2001 this property was sold to an affiliated party for $175,000.

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

  On August 7, 2000 this property was sold for approximately
$184,000 less expenses of approximately $11,100 to an affiliated party. This sale resulted in a loss to the Partnership of approximately $2,000.

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

  On August 7, 2000 this property was sold for approximately
$708,000 less expenses of approximately $27,200 to an affiliated party. This sale resulted in a loss to the Partnership of approximately $1,300.

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

  In connection with the previously proposed Merger, the Partnership undertook environmental studies of potentially affected properties. The Brandon property was identified by the environmental study as having a potential environmental issue. A remedial investigation and feasibility study was completed, and the results of that study were forwarded to the appropriate authorities. The study indicated a range of viable remedial approaches, but agreement was not reached with the authorities on the final remediation approach. The Partnership accrued its best estimate of the costs that would be incurred to complete the environmental remediation at this property, which was estimated to be $80,000.

  In connection with the purchase of the above property by the Partnership, the Partnership was to be reimbursed by the former owner for environmental clean-up. The Partnership therefore sought reimbursement of the costs from this former owner. No estimate of the collectibility of this reimbursement can be made at this time.

Johnstown, New York

  Unit 778 is located at Route 30-A and North Comrie Avenue. The building consists of 5,833 square feet situated on a 50,094 square foot parcel and was constructed in 1979 utilizing wood siding over concrete block.

  On August 7, 2000 this property was sold for approximately
$657,000 less expenses of approximately $23,800 to an affiliated party. This sale resulted in a loss to the Partnership of approximately $1,900.

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

  On August 7, 2000 this property was sold for approximately
$834,000 less expenses of approximately $26,000 to an affiliated party. This sale resulted in a loss to the Partnership of approximately $1,400.

Massena, New York

  Unit 752 is located at St. Regis Boulevard and Main Street. The building consists of 5,817 square feet situated on a 48,399 square foot parcel and was constructed in 1979 utilizing wood siding over concrete block.

  In March 1999, the tenant gave the Partnership notice of its intent to purchase the property under the tenant's existing purchase option contained within the lease. The purchase price of the property was based on the appraised value of the asset.

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

  On August 7, 2000 this property was sold for approximately
$646,000 less expenses of approximately $23,900 to an affiliated party. This sale resulted in a loss to the Partnership of approximately $1,900.

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

  On August 7, 2000 this property was sold for approximately
$481,000 less expenses of approximately $18,700 to an affiliated party. This sale resulted in a loss to the Partnership of approximately $2,000.

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

  On August 7, 2000 this property was sold for approximately
$602,000 less expenses of approximately $22,700 to an affiliated party. This sale resulted in a loss to the Partnership of approximately $1,400.

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

  On August 7, 2000 this property was sold for approximately
$507,000 less expenses of approximately $19,100 to an affiliated party. This sale resulted in a loss to the Partnership of approximately $1,400.

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

Buffalo, New York

  Unit 667 is located at 2060 Main Street. The building consists of 5,440 square feet situated on a 192,656 square foot parcel and was constructed in 1980 and remodeled in 1987 utilizing wood siding over concrete block with a sloped and shingled roof.

  Ponderosa closed this facility on May 27, 1997, but continued to pay rent to the Partnership per the terms of the lease.

  On August 7, 2000 this property was sold for approximately
$551,000 less expenses of approximately $22,600 to an affiliated party. This sale resulted in a loss to the Partnership of approximately $1,900.

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

  On August 7, 2000 this property was sold for approximately
$599,000 less expenses of approximately $22,100 to an affiliated party. This sale resulted in a loss to the Partnership of approximately $1,400.

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

  On August 7, 2000 this property was sold for approximately
$565,000 less expenses of approximately $17,900 to an affiliated party. This sale resulted in a gain to the Ponderosa Joint
Venture of approximately $600.

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

  On August 7, 2000 this property was sold for approximately
$589,000 less expenses of approximately $22,000 to an affiliated party. This sale resulted in a loss to the Ponderosa Joint
Venture of approximately $1,000.

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

  On August 7, 2000 this property was sold for approximately
$517,000 less expenses of approximately $17,800 to an affiliated party. This sale resulted in a gain to the Ponderosa Joint
Venture of approximately $600.

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

  On August 7, 2000 this property was sold for approximately
$736,000 less expenses of approximately $24,100 to an affiliated party. This sale resulted in a gain to the Ponderosa Joint
Venture of approximately $400.

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

  On August 7, 2000 this property was sold for approximately
$665,000 less expenses of approximately $20,900 to an affiliated party. This sale resulted in a loss to the Ponderosa Joint
Venture of approximately $400.

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

  On August 7, 2000 this property was sold for approximately
$6,250,000 less expenses of approximately $133,400 to an affiliated party. This sale resulted in a gain to the joint venture of approximately $1,693,300.

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

  On August 7, 2000 this property was sold for approximately
$263,000 less expenses of approximately $14,600 to an affiliated party. This sale resulted in a loss to the Partnership of approximately $2,400.

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

  On August 7, 2000 this property was sold for approximately
$142,000 less expenses of approximately $10,300 to an affiliated party. This sale resulted in a loss to the Partnership of approximately $2,200.

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

CompUSA:

Duluth, Georgia

  The Partnership owned a 23.4% interest in a joint venture with affiliated public real estate limited partnerships that acquired the land and building underlying a CompUSA store. The CompUSA store is a 25,000 square foot single story building located on a 105,919 square foot parcel in Duluth, Georgia, a suburb of Atlanta, in the Gwinnett Place Mall Shopping Area. The single story building was completed in March 1993 utilizing a frame of steel and concrete block.

  On December 30, 1999, a majority of the interests in the joint venture were Merged. The purchaser of the other interests also offered to purchase the Partnership's 23.4% interest in the joint venture. Upon receiving approval from the Special Master the Partnership sold its interest in the joint venture for approximately $498,200.

Blockbuster Video:

Callaway, Florida

  The Partnership owned a 16.0% interest in a joint venture with affiliated public real estate limited partnerships that acquired the land and building underlying a Blockbuster Video store. The property is located at 123 N. Tydall Parkway on the major arterial in the Panama City, Florida area. The property contains a 6,466 square foot building located on a 40,075 square foot parcel of land.

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

                                                BRAUVIN HIGH YIELD FUND
                                               SUMMARY OF OPERATING DATA
                                                   DECEMBER 31, 2000
                                                                             2000
                                                  PERCENT OF       2000    PERCENT      LEASE
                                      PURCHASE      ORIGINAL      RENTAL   OF RENTAL  EXPIRATION    RENEWAL
   PROPERTIES (A)                     PRICE        UNITS SOLD    INCOME     INCOME     DATES        OPTIONS
49% OF 1 SCANDINAVIAN HEALTH SPA    $ 2,572,500      10.3%   $  211,912      13.7%      2009      4 FIVE YEAR OPTIONS
1% OF 6 PONDEROSA RESTAURANTS (B)        56,850       0.2%        3,861       0.2%      2003      4 FIVE YEAR OPTIONS
23.4% OF 1 COMPUSA STORE (C)            549,900       2.2%            0       0.0%      2008      4 FIVE YEAR OPTIONS
20 TACO BELL RESTAURANTS (D)          6,770,707      27.1%      618,318      39.8%    2000-2006   NONE
11 PONDEROSA RESTAURANTS (E)         10,087,611      40.4%      611,844      39.5%    2003        4 FIVE YEAR OPTIONS
2 CHILDREN'S WORLD LEARNING CENTERS   1,096,078       4.4%       90,390       5.8%    2003-2005   4 FIVE YEAR OPTIONS
16.0% of 1 BLOCKBUSTER
     VIDEO STORE (F)                    162,213        .6%       15,682       1.0%       2006     3 FIVE YEAR OPTIONS
                                    $21,295,859      85.2%   $1,552,007     100.0%

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

Note  (A) - ON AUGUST 7, 2000, ALL OF THE PARTNERSHIP PROPERTIES WERE SOLD, WITH THE EXCEPTION OF ONE TACO BELL
      LOCATED IN SPARTANBURG AND THE PROPERTIES THAT WERE PREVIOUSLY SOLD AS DETAILED BELOW.
      (B) - IN JANUARY 1998, ONE OF THE JOINT VENTURE PROPERTIES WAS SOLD.
      (C) - IN DECEMBER 1999, THE PARTNERSHIP SOLD ITS INTEREST IN THIS JOINT VENTURE.
      (D) - IN DECEMBER 1999, THE PARTNERSHIP SOLD ONE OF ITS TACO BELL PROPERTIES.
      (E) - IN THE LAST QUARTER OF 1999, THE PARTNERSHIP SOLD TWO OF ITS PONDEROSA PROPERTIES.
      (F) - IN DECEMBER 1999, THE PARTNERSHIP SOLD ITS INTEREST IN THIS JOINT VENTURE.

Risks of Ownership

  Prior to the sale of the Partnership's properties the possibility existed that the tenants may have been unable to fulfill their obligations pursuant to the terms of their leases, including making base rent or percentage rent payments to the Partnership. Such a default by the tenants or a premature termination of any one of the leases could have had an adverse effect on the financial position of the Partnership. Furthermore, the Partnership may have been unable to successfully locate a substitute tenant due to the fact that these buildings have been designed or built primarily to house a specific operation. Thus, the properties may not have been readily marketable to a new tenant without substantial capital improvements or remodeling. Such improvements may have required expenditure of Partnership funds otherwise available for distribution.

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

ITEM 4. Submission Of Matters To a Vote of Security Holders.

        None.

                            PART II

Item 5.  Market for the Registrant's Units and Related Security
         Holder Matters.

  At December 31, 2000, there were approximately 1,821 Interest Holders in the Partnership. There is no established public trading market for Units and it is not anticipated that there will be a public market for Units. Neither the General Partners nor the Partnership are obligated, but reserve the right, to redeem or repurchase Units. Units may also be purchased by the Plan in certain instances. Any Units so purchased shall be retired.

  Pursuant to the terms of the Agreement, there are restrictions on the ability of the Interest Holders to transfer their Units.
In all cases, the General Partners must consent to the substitution of an Interest Holder.

  Cash distributions to Interest Holders for 2000, 1999 and 1998 were $9,985,104, $4,418,735, and $1,974,310, respectively. Prior to the commencement of the Partnership's proxy solicitation in August 1996, distributions were paid four times per year, within 60 days following the end of each calendar quarter. See Item 7. Included in the 2000 and 1999 distributions is a return of capital distribution of $8,041,249 and $1,675,981, respectively, all remaining distributions represent cash flow from operations.

                 BRAUVIN HIGH YIELD FUND L.P.
               (a Delaware limited partnership)
         (Not Covered By Independent Auditor's Report)

Item 6.     Selected Financial Data.

              Years Ended December 31, 2000, 1999 and 1998

                                     2000        1999(c)         1998

Selected Income Statement Data:
Rental Income                   $ 1,317,733    $2,410,629   $ 2,483,451
Interest and other                  221,612        82,896        81,257
Net Income                          633,009       145,413       816,736
Net Income Per Unit (a)         $      0.24    $     0.06   $      0.30

Selected Balance Sheet Data:

Cash and Cash Equivalents       $ 4,744,948   $ 1,681,705   $ 1,478,616
Real estate held for sale           171,937    10,998,886            --
Land and Buildings                       --            --    18,177,975
Investment in Brauvin High
 Yield Venture                           --        15,543        18,726
Investment in Brauvin Funds
 Joint Venture                           --     2,177,679     2,413,241
Investment in Brauvin
 Gwinnett County Venture                 --            --       534,901
Investment in Brauvin Bay
 County Venture                          --            --       165,884
Total Assets                      5,154,780    15,102,008    18,802,917

Cash Distributions to
 General Partners                        --        55,603       105,317
Cash Distributions to
 Interest Holders (b)             9,985,104     4,418,735     1,974,310
Cash Distributions to
 Interest Holders Per
 Unit(a)                        $      3.80    $     1.68    $     0.75

     (a) Net income per Unit and cash distributions to Interest Holders per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the date Interest Holders were admitted to the Partnership and additional Units were purchased through the Plan.

     (b) This includes $6,683 and $8,340, paid to various states for income taxes on behalf of all Interest Holders for the years 1999 and 1998, respectively. Also included in the 2000 amount is a return of capital distribution of $8,041,249. The 1999 amount also includes a return of capital distribution of $1,675,981.

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


                   BRAUVIN HIGH YIELD FUND L.P.
                  (a Delaware limited partnership)
           (Not Covered By Independent Auditor's Report)

Item 6.   Selected Financial Data - continued.

                   Years Ended December 31, 1997 and 1996

                                             1997            1996

Selected Income Statement Data:
Rental Income                            $ 2,514,561     $ 2,447,036
Interest and other Income                    137,130          88,582
Net Income                                 2,006,768       1,836,063
Net Income Per Unit (a)                  $      0.75     $      0.69

Selected Balance Sheet Data:

Cash and Cash Equivalents                $ 1,030,464     $ 2,231,481
Land and Buildings                        19,322,975      19,322,975
Investment in Brauvin High
 Yield Venture                                31,007          32,374
Investment in Brauvin Funds
 Joint Venture                             2,431,037       2,450,861
Investment in Brauvin
 Gwinnett County Venture                     543,333         550,625
Investment in Brauvin
 Bay County Venture                          166,329         171,433
Total Assets                              19,917,525      21,553,997

Cash Distributions to
 General Partners                                 --          26,798
Cash Distributions to
 Interest Holders (b)                      3,753,547       1,321,381
Cash Distributions to
 Interest Holders Per
 Unit(a)                                 $      1.43     $      0.50

     (a) Net income per Unit and cash distributions to Interest Holders per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the date Interest Holders were admitted to the Partnership and additional Units were purchased through the Plan.

     (b) This includes $1,989 and $8,682 paid to various states income taxes on behalf of all Interest Holders for the years 1997 and 1996, respectively.

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

  The Partnership raised $25,000,000 through its initial offering and an additional $2,922,102, as of December 31, 2000, through Units purchased by certain Interest Holders investing their distributions of Operating Cash Flow in additional Units through the Plan, which process continued until the proxy solicitation process began. As of December 31, 2000, Units valued at $1,647,070 have been repurchased by the Partnership from Interest Holders liquidating their original investment and have been retired. The Partnership has no funds available to purchase additional property, excluding those raised through the Plan.

  Below is a table summarizing the four year historical data for distribution rates per unit:

Distribution
    Date         2000(a)   1999(b)     1998 (c)   1997(d) 1996

February 15      $.2291    $.2898      $  --    $.2274   $.2500
May 15            .2074     .2490      .2473     .2013    .2500
August 15         .1578     .2398      .1920     .2745       --
November 15       .1275     .2626      .3088     .7245       --

(a) The February 15, 2000 distribution does not include a return of capital of $0.3730 per Unit. The August 15, 2000 distribution does not include a return of capital distribution of $2.6873 per unit.
(b) The 1999 distributions were made on May 17, 1999, August 15, 1999, November 15, 1999 and February 15, 2000. In addition not included above was a $0.6379 per Unit return of capital distribution on November 15, 1999.
(c) The 1998 distributions were made on May 8, 1998, August 15, 1998, November 15, 1998, and February 15, 1999.
(d) The 1997 distributions were made on March 31, 1997, July 15, 1997, October 22, 1997, and December 31, 1997.

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

         During the years ended December 31, 2000, 1999 and 1998, the General Partners and their affiliates earned management fees of $13,138, $24,322, and $25,119, respectively, and received $0,
$55,603, and $105,317 in Operating Cash Flow distributions for the years ended December 31, 2000, 1999 and 1998, respectively. In January 1998, the Partnership paid the General Partners approximately $75,500 as an operating cash flow distribution for the year ended December 31, 1997.

         Pursuant to the terms of an agreement and plan of merger dated as of June 14, 1996, as amended March 24, 1997, June 30, 1997,
September 30, 1997, December 31, 1997, March 31, 1998 and June 30,
1998 (the "Merger Agreement"), the Partnership proposed to merge with and into Brauvin Real Estate Funds, L.L.C., a Delaware limited liability company affiliated with certain of the General Partners
(the "Purchaser") through a merger (the "Merger") of its Units. On November 8, 1996, the Interest Holders voted on an amendment of the Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction"). The Merger will not be consummated primarily as a result of litigation that was subsequently settled on April 13, 1999.

         Pursuant to the settlement agreement the General Partners were indemnified for all of their legal costs and expenses related to the lawsuit, and the General Partners were released from the claims that were alleged or could have been alleged in the class action lawsuit.
In addition the Partnerships' retained a third-party commercial real estate firm which, under the supervision of an independent special master (the "Special Master") and with the cooperation of the General Partners, marketed the Partnerships' properties in order to maximize the return to the Interest Holders (the "Sale Process").
The Sale Process was designed to result in an orderly liquidation of the Partnership, through a sale of substantially all of the assets of the Partnership, a merger or exchange involving the Partnership, or through another liquidating transaction which the Special Master determined was best suited to maximize value for the Interest Holders. Consummation of such sale, merger, exchange, or other transaction will be followed by the orderly distribution of net liquidation proceeds to the Interest Holders.

         The General Partners have agreed, as part of the settlement agreement, to use their best efforts to continue to manage the affairs of the Partnership in accordance with their obligations under the Partnership Agreement, to cooperate fully with the Special Master and to waive certain brokerage and other fees. In consideration of this, the General Partners will be released from the claims of the class action lawsuit and indemnified for the legal expenses they incurred related to the lawsuit.

         On November 19, 1999, the United States District Court approved a bid for the sale of the Partnership's Assets in an amount of approximately $13,882,300. This bid was subject to certain contingencies and was subsequently rejected by the potential purchaser.

         In 2000, an affiliated entity proposed purchasing all of the Partnership's Assets for approximately $12,550,000 (inclusive of all the joint venture interests). In May 2000, the Special Master approved this proposal and recommended that the United States
District Court for the Northern District of Illinois approve this bid.

         Pursuant to the approval of the Special Master and the United States District Court, on August 7, 2000, an affiliated entity purchased all but one of the Partnership's properties. The remaining property was sold in January 2001 to an affiliated purchaser.

Results of Operations - Year ended December 31, 2000 (Liquidation
Basis) and the period June 19, 1999 to December 31, 1999
(Liquidation Basis) and the period January 1, 1999 to June 18, 1999 (Going Concern Basis)

  As a result of the settlement agreement that was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership has begun the liquidation process and, in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis.

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

Results of Operations - For the period January 1, 1999 to June 18, 1999 (Going Concern Basis) and the period June 19, 1999 to December 31, 1999 (Liquidation Basis) and the year ended December 31, 1998
(Going Concern Basis)

         As discussed above the Partnership adopted the liquidation basis of accounting, and in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to June
19, 1999 have been prepared on a liquidation basis.

         Comparisons between the various periods are complicated by the change in the basis of the financial statements, however, significant changes between the going concern basis of accounting and the liquidation basis of accounting are detailed above.

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

Impact of Inflation

         Since all but one of the Partnership's original property holdings have been sold, the Partnership has some nominal risk associated with inflation. This risk is the result of the timing of the final distribution to the Limited Partners.

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

         Mr. Jerome J. Brault . . . .      Chairman of the Board of
                                 Directors, President, Chief
                                 Executive Officer and Director

         Mr. James L. Brault  . . . . Vice President and Secretary

         Mr. Thomas E. Murphy . . . . Treasurer and Chief Financial
                                 Officer

         The business experience during the past five years of the General Partners and the principal officers and directors of the Corporate
General Partner are as follows:

         MR. JEROME J. BRAULT (age 67) chairman of the board of directors, president and chief executive officer of the Corporate General
Partner, as well as a principal shareholder of the Corporate General Partner. He is a member and manager of Brauvin Real Estate Funds, L.L.C. He is a member of Brauvin Capital Trust L.L.C. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management
Company, Brauvin Advisory Services, Inc. and Brauvin Securities,
Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. He is the chief executive officer of Brauvin Capital Trust, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

         MR. JAMES L. BRAULT (age 40) is a vice president and secretary and is responsible for the overall operations of the Corporate
General Partner and other affiliates of the Corporate General
Partner. He is an officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary of Brauvin Net Lease V, Inc. He is a manager of Brauvin
Real Estate Funds, L.L.C., Brauvin Capital Trust, L.L.C. and
BA/Brauvin L.L.C.  He is the president of Brauvin Capital Trust,
Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their
Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George
Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

         MR. THOMAS E. MURPHY (age 34) is the treasurer and chief financial officer of the Corporate General Partner and other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc. and Brauvin Net Lease V, Inc. He is the treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in July 1994. Prior to joining the Brauvin organization he was in the accounting department of Zell/Merrill Lynch and First Capital Real Estate Funds where he was responsible for the preparation of the accounting and financial reporting for several real estate limited partnerships and corporations. Mr. Murphy received a B.S. in Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.

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

  The General Partners are entitled to receive Acquisition Fees for services rendered in connection with the selection, purchase, construction or development of any property by the Partnership whether designated as real estate commissions, acquisition fees, finders' fees, selection fees, development fees, construction fees, non-recurring management fees, consulting fees or any other similar fees or commissions, however treated for tax or accounting purposes. Aggregate Acquisition Fees payable to all persons in connection with the purchase of Partnership properties may not exceed such compensation as is customarily charged in arm's-length transactions by others rendering similar services as an ongoing public activity in the same geographic locale and for comparable properties. The aggregate Acquisition Fees to be paid to the General Partners and their affiliates shall not exceed 4-1/2% of the gross proceeds of the Offering. In addition, an additional Acquisition Fee may be paid to the General Partners and its affiliates to the extent of excess working capital reserves (as defined). No acquisition fees were paid in 2000, 1999 or 1998.

  An affiliate of the General Partners may provide leasing and re-leasing services to the Partnership in connection with the management of Partnership properties. The maximum property management fee to the General Partners or their affiliates shall be equal to 1% of the gross revenues of each Partnership property or interest therein; however, the receipt of such property management fees by the General Partners or their affiliates is subordinated to the receipt by the Interest Holders of a 10% non-cumulative, non-compounded annual return on Adjusted Investment. In 2000, 1999 and 1998, the Partnership paid management fees of $14,699, $24,777 and $25,278, respectively, to affiliates of the General Partners.

 (c, d, e & f) Not applicable.

 (g) The Partnership has no employees and pays no employee or director compensation.

 (h & i)       Not applicable.

 (j)           Compensation Committee Interlocks and Insider
               Participation. Since the Partnership has no employees, it did not have a compensation committee and is not responsible for the payment of any compensation.

 (k)           Not applicable.

 (l)           Not applicable.

 The following is a summary of all fees, commissions and other expenses paid or payable to the General Partners or their affiliates for the years ended December 31, 2000, 1999 and 1998:

                                     2000       1999        1998

Management fees                   $ 13,138    $ 24,322    $ 25,119
Reimbursable operating expenses    239,625     148,516     137,597

 As of December 31, 2000, 1999 and 1998, the Partnership has made all payments to affiliates except for $0, $1,561 and $2,016, respectively, related to management fees. As of December 31, 2000, the Partnership owed $3,812, to an affiliate for real estate tax prorations.

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

    (b) Form 8-K.
    None.

    (c) An annual report for the fiscal year 2000 will be sent to the Interest Holders subsequent to this filing.


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



DATED: March 30, 2001

             INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                     Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . .      F-2

Financial Statements:

Statement of Net Assets in Liquidation
as of December 31, 2000 and December 31, 1999
(Liquidation Basis). . . . . . . . . . . . . . . . . . . . . . .      F-3

Statement of Changes in Net Assets
in Liquidation for the year ended December 31, 2000
(Liquidation Basis)  . . . . . . . . . . . . . . . . . . . . . .      F-4

Statements of Operations for the year ended December 31,
2000 (Liquidation Basis), for the period June 19, 1999
to December 31, 1999 (Liquidation Basis), for the period
January 1, 1999 to June 18, 1999 (Going Concern Basis)
and the year ended December 31, 1998
(Going Concern Basis)  . . . . . . . . . . . . . . . . . . . . .      F-5

Statements of Cash Flows for the year ended
December 31, 1998 (Going Concern Basis)  . . . . . . . . . . . .      F-6

Notes to Consolidated Financial Statements . . . . . . . . . . .      F-7

Schedule III -- Real Estate and Accumulated
  Depreciation, December 31, 2000. . . . . . . . . . . . . . . .      F-27

All other schedules provided for in Item 14(a)(2) of Form 10-K are either not required, or are inapplicable, or not material.

                  INDEPENDENT AUDITORS' REPORT

To the Partners
Brauvin High Yield Fund L.P.
Chicago, Illinois

We have audited the accompanying financial statements of Brauvin High Yield Fund L.P., as of December 31, 2000, and for the years ended December 31, 2000, 1999 and 1998 as listed in the index to financial statements. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Brauvin High Yield Fund L.P. at December 31, 2000, and the results of its operations for the years ended December 31, 2000, 1999 and 1998 and its cash flows for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche
Chicago, Illinois
February 16, 2001

                   BRAUVIN HIGH YIELD FUND L.P.
                 (a Delaware limited partnership)

          STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
             DECEMBER 31, 2000 AND DECEMBER 31, 1999

                                      December 31, 2000  December 31,1999

ASSETS
Real estate held for sale                    $  171,937      $10,998,886
Investment in Joint Ventures
(Note 7):
  Brauvin High Yield Venture                         --           15,543
  Brauvin Funds Joint Venture                        --        2,177,679
Cash and cash equivalents                     4,744,948        1,681,705
Restricted cash                                 237,895          226,799
Prepaid offering costs                               --               --
Other assets                                         --            1,396
  Total Assets                              $ 5,154,780      $15,102,008

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and
  accrued expenses                          $   328,107      $   322,472
Environmental remediation accrual                    --           80,000
Rent received in advance                          2,937           25,105
Deferred gain on sale of
  real estate                                        --          453,247
Reserve for estimated costs during
  the period of liquidation                     130,000          130,000
Tenant security deposits                             --           47,604
Due to affiliates                                 3,812            1,561
  Total Liabilities                             464,856        1,059,989
Net Assets in Liquidation                   $ 4,689,924      $14,042,019




         See accompanying notes to financial statements.

        STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
 (LIQUIDATION BASIS) FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE
            PERIOD JUNE 19, 1999 TO DECEMBER 31, 1999


Net Assets June 19, 1999                     $17,907,454

Income from operations                         1,058,442

Gain on sale of property                         316,558

Equity interest in Joint
  Venture's net loss                             (84,246)

Interest Holder operating
  distributions (a)                           (1,320,017)

General Partner operating
  distributions                                  (26,664)

Return of capital distributions
  to Interest Holders (b)                     (1,675,981)

Adjustment to liquidation basis               (2,133,527)

Net Assets in Liquidation
at January 1, 2000                            14,042,019

Income from operations                         1,048,351

Gain on sale of property                         239,146

Equity interest in Joint
  Venture's net income                         1,039,181

Interest Holder operating
  distributions (a)                           (1,943,855)

Return of capital distributions
  to Interest Holders (b)                     (8,041,249)

Adjustment to liquidation basis               (1,693,669)

Net Assets in Liquidation
at December 31, 2000                         $ 4,689,924

(a) Operating distributions are approximately $0.5024 per Unit.
(b) Return of capital distributions are approximately $0.6379 per Unit.
(c) Operating distributions are approximately $0.7398 per Unit.
(d) Return of capital distributions are approximately $3.0602 per Unit.

          See accompanying notes to financial statements.

                          STATEMENTS OF OPERATIONS
                             (Liquidation Basis)      (Going Concern Basis)
                       Year ended   June 19, 1999    January 1,  Year ended
                       December 31,  to December 31,  1999 to   December 31,
                            2000          1999      June 18,1999    1998
INCOME
Rental                     $1,317,733   $1,194,208   $1,216,421  $2,483,451
Interest and other            221,612       43,043       39,853      81,257
  Total income              1,539,345    1,237,251    1,256,274   2,564,708

EXPENSES
General and administrative    380,446      113,273      116,021     206,755
Management fees (Note 4)       13,138       12,000       12,322      25,119
Transaction costs (Note 8)     97,410       53,536      142,211     211,904
Valuation fees                     --           --           --     135,000
Depreciation                       --           --      177,073     378,513
Impairment (Note 6)                --           --           --   1,145,000
                              490,994      178,809      447,627   2,102,291
Income before gain on sale of
 property and equity interest
 in joint ventures          1,048,351    1,058,442      808,647     462,417
Gain on sale of property      239,146      316,558           --          --
Income before equity interest
 in joint ventures          1,287,497    1,375,000      808,647     462,417

Equity Interest in Joint
 Ventures' net (loss) income:
Brauvin High Yield Venture       (598)         353        2,615       1,424
Brauvin Funds Joint Venture 1,039,779      (65,093)     145,581     290,904
Brauvin Gwinnett County
 Venture                           --       (7,209)      24,390      48,196
Brauvin Bay County Venture         --      (12,297)       6,953      13,795
Total Joint Venture
 net income (loss)          1,039,181      (84,246)     179,539     354,319
Income before adjustment
 to liquidation basis       2,326,678    1,290,754      988,186     816,736
Adjustment to liquidation
             basis         (1,693,669)  (2,133,527)          --          --

Net income (loss)          $  633,009   $ (842,773)   $ 988,186  $  816,736

Net income (loss) allocated to:
 General Partners          $   12,660   $  (16,855)   $  19,764  $   16,335
 Interest Holders          $  620,349   $ (825,918)   $ 968,422  $  800,401

Net income (loss) per
 Unit outstanding (a)      $     0.24   $    (0.31)   $    0.37  $     0.30

(a) Net income per Unit was based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Interest Holders were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan (the "Plan").
               See accompanying notes to financial statements.

                     STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1998

Cash Flows From Operating  Activities:
Net income                                                 $816,736
Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation                                                378,513
Impairment                                                1,145,000
Equity interest in net income from:
  Brauvin High Yield Venture                                 (1,424)
  Brauvin Funds Joint Venture                              (290,904)
  Brauvin Gwinnett County Venture's                         (48,196)
  Brauvin Bay County Venture                                (13,795)
Changes in:
  Other assets                                                  293
  Accounts payable and accrued expenses                     149,229
  Due to affiliates                                            (159)
  Rent received in advance                                     (787)
Net cash provided by operating activities                 2,134,506

Cash Flows From Investing Activities:
Return of capital- Brauvin High Yield Venture                 7,505
Distributions from:
 Brauvin High Yield Venture                                   6,200
 Brauvin Funds Joint Venture                                308,700
 Brauvin Gwinnett County Venture                             56,628
 Brauvin Bay County Venture                                  14,240
Net cash provided by investing activities                   393,273

Cash Flows From Financing Activities:
Cash distributions to General Partners                     (105,317)
Cash distributions to Interest Holders                   (1,974,310)
Net cash used in financing activities                    (2,079,627)
Net increase in cash and cash equivalents                   448,152
Cash and cash equivalents at beginning
 of year                                                  1,030,464
Cash and cash equivalents at end
 of year                                                 $1,478,616


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

 The Partnership was formed on January 6, 1987 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on September 4, 1987. The sale of the minimum of $1,200,000 of depository units representing beneficial assignments of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on November 18, 1987. The Partnership's offering closed on May 19, 1988. A total of $25,000,000 of Units were subscribed for and issued between September 4, 1987 and May 19, 1988, pursuant to the Partnership's public offering. Through December 31, 2000, 1999 and 1998 the Partnership had sold $27,922,102 of Units. This total includes $2,922,102 of Units purchased by Interest Holders who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $1,647,070 have been repurchased by the Partnership from Interest Holders liquidating their investment in the Partnership and have been retired as of December 31, 2000, 1999 and 1998. As of December 31, 2000, the Plan participants have acquired Units under the Plan which approximate 10% of total Units outstanding.

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

 Pursuant to the approval of the Special Master and the United States District Court, on August 7, 2000, an affiliated entity purchased all but one of the Partnership's properties. As of December 31, 2000 the one remaining property continues to be under contract to an affiliated purchaser. In January 2001, the Partnership sold its last remaining property to an affiliated purchaser.

 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Management's Use of Estimates

 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

 Basis of Presentation

 As a result of the settlement agreement (see Note 8) which was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership began the liquidation process and, in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of December 31, 2000.

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

 The Partnership records an impairment to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at December 31, 2000, except as described in Notes 2, 6 and 10.

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

 Restricted Cash

 Per the terms of the settlement agreement (see Note 8) the Partnership was required to establish a cash reserve that will be restricted for the payment of the General Partners' legal fees and costs. The release of these funds to the General Partners is subject to the certification by the Special Master that the General Partners have been cooperative, did not breach their fiduciary duties to the Interest Holders, did not breach the settlement agreement or the Partnership Agreement and used their best efforts to manage the affairs of the Partnership in such a manner as to maximize the value and marketability of the Partnership's assets in accordance with their obligations under the Partnership Agreement.

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

 The fair value estimates presented herein are based on information available to management as of December 31, 2000 and 1999, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

 The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; accounts payable and accrued expenses; environmental remediation accrual; rent received in advance; tenant security deposits and due to affiliates.

 Recent Accounting Pronouncements

 In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as assets and liabilities in the balance sheet and be measured at fair value. SFAS 133 also requires changes in fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June, 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivatives and certain hedging activities. SFAS 133 and SFAS 138 are required to be adopted by the Partnership effective January 1, 2001. The adoption of SFAS 133 and SFAS 138 did not have a material impact on the financial position, results of operations and cash flows of the Partnership.

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

  In 2000, an affiliated entity proposed purchasing all of the Partnership's Assets for approximately $12,550,000 (inclusive of all the joint venture interests). In May 2000, the Special Master approved this proposal and recommended that the United States District Court for the Northern District of Illinois approve this bid. As a result of the approval in May the Partnership adjusted its investment in real estate by reducing real estate held for sale and the deferred gain on the sale by $232,390, and in addition further reduced the value of real estate held for sale by $1,693,669.

  Pursuant to the approval of the Special Master and the United States District Court, on August 7, 2000, an affiliated entity purchased all but one of the Partnership's properties. As of December 31, 2000 the one remaining property continues to be under contract to an affiliated purchaser. In January 2001, the Partnership sold its last remaining property to an affiliated purchaser.

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

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the years ended December 31, 2000, 1999 and 1998 were as follows:

                          2000            1999                1998

Management fees         $ 13,138       $ 24,322            $ 25,119
Reimbursable operating
  expenses               239,625        148,516             137,597

  As of December 31, 2000 and 1999, the Partnership has made all payments to affiliates except for $0, and $1,561, respectively, related to management fees. As of December 31, 2000, the Partnership owed an affiliate $3,812 for real estate tax prorations.

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

 The following are condensed financial statements for the Brauvin
High Yield Venture, Brauvin Funds Joint Venture, Brauvin Gwinnett
County Venture and Brauvin Bay County Venture:

                   BRAUVIN HIGH YIELD VENTURE
                                                     December 31,
                                                         1999

Real estate held for sale                              $3,553,335
Other assets                                               17,391
                                                       $3,570,726

Liabilities                                            $   32,873
Deferred gain on the sale
  of real estate                                          178,351
Total liabilities                                         211,224
Net assets in liquidation                              $3,359,502

                         Liquidation Basis    Going Concern Basis
                           Year     June 19,  January 1,     Year
                          Ended    1999 to     1999 to       Ended
                         December   December    June 18,   December
                         31, 2000   31, 1999     1999      31, 1998

Rental and other income  $393,412    $316,167   $316,090    $632,815
Expenses:
 Depreciation                  --          --     45,848      98,134
 Management fees            3,747       3,206      3,084       6,292
 Operating and
  administrative           43,795       2,750      5,688       7,366
 Impairment                    --          --         --     264,000
 Loss on sale
  of property                  --          --         --     114,604
                           47,542       5,956     54,620     490,396
Net income before gain
 on sale of property      345,870     310,211    261,470     142,419
Gain on sale of property      215          --         --          --
Net income before adjustment
 to liquidation basis     346,085     310,211    261,470     142,419
Adjustment to
  liquidation basis      (405,909)   (274,916)        --          --
Net (loss) income        $(59,824)   $ 35,295   $261,470    $142,419


                                           BRAUVIN FUNDS JOINT VENTURE

                                                     December 31,
                                                         1999
Real estate held for sale                              $4,423,306
Other assets                                               80,715
                                                       $4,504,021

Liabilities                                            $    6,532

Net assets in liquidation                              $4,497,489


                              Liquidation Basis    Going Concern Basis
                               Year     June 19,  January 1,   Year
                              Ended    1999 to     1999 to    Ended
                            December   December    June 18,   December
                             31, 2000   31, 1999     1999     31, 1998

Rental and other income   $  435,534   $ 361,929   $357,294   $717,858
Expenses:
 Depreciation                     --          --     55,048    110,096
 Management fees               4,292       3,693      3,616      6,626
 Operating and
  administrative               2,504       2,782      1,525      7,454
                               6,796       6,475     60,189    124,176
Net income before gain
 on sale                     428,738     355,454    297,105    593,682
Gain on sale of
 property                  1,693,260          --         --         --
Net income before
 adjustment to liquidation
 basis                     2,121,998     355,454    297,105    593,682

Adjustment to
  liquidation basis               --    (488,299)        --         --
Net income                $2,121,998   $(132,845)  $297,105   $593,682

                 BRAUVIN GWINNETT COUNTY VENTURE

                           Liquidation Basis     Going Concern Basis
                           June 19, 1999  January 1,  Years Ended
                           to December 30,  1999 to   December 31,
                               1999      June 18, 1999    1998
Rental and other income       $ 129,298    $137,199    $275,753
Expenses:
 Depreciation                        --      22,876      45,752
 Management fees                  1,298       1,319       2,640
 Operating and
  administrative                 11,443       8,775      21,394
                                 12,741      32,970      69,786
Net income before adjustment
 to liquidation basis           116,557     104,229     205,967
Adjustment to
  liquidation basis            (147,363)         --          --
Net (loss) income             $ (30,806)   $104,229    $205,967

                   BRAUVIN BAY COUNTY VENTURE

                            Liquidation Basis     Going Concern Basis
                         June 19, 1999   January 1,    Years Ended
                         to December 30,   1999 to     December 31,
                              1999      June 18, 1999      1998
Rental and other income    $ 56,473     $54,625          $110,782
Expenses:
 Depreciation                    --       8,823            17,646
 Management fees                501         794             1,079
 Operating and
  administrative              2,042       1,550             5,838
 Loss on sale
  of property               130,788          --                --
                            133,331      11,167            24,563

Net (loss) income          $(76,858)    $43,458          $ 86,219

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

  Because of the rulings of the District Court in the Christman litigation, as described below, it was not possible for the Merger to be consummated.

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

(9)  RESERVE FOR ENVIRONMENTAL REMEDIATION

   In connection with the Merger (see Note 8), the Partnership has undertaken environmental studies of potentially affected properties. Two of the Partnership's properties have been identified by the environmental studies as having a potential environmental issue.
On both of the sites a remedial investigation and feasibility study has been completed, and the results of the studies have been forwarded to the appropriate authorities. The studies indicate a range of viable remedial approaches, but agreement has not yet been reached with the authorities on the final remediation approach. The Partnership has accrued its best estimate of the costs that will be incurred to complete the environmental remediation at one of the properties. The second site requires further review and at this time the Partnership is unable to estimate the potential costs to complete the environmental remediation.

   In connection with its purchase of one of the above properties by the Partnership, the Partnership was to be reimbursed by the former owner for environmental clean-up. The Partnership will therefore seek reimbursement of the costs from this former owner. No estimate of the collectibility of this reimbursement can be made at this time.

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

   Pursuant to the approval of the Special Master and the United States District Court, on August 7, 2000, an affiliated entity purchased all but one of the Partnership's properties. The one remaining property was sold to an affiliated purchaser on January 5, 2001.

(11) LEASES

   The Partnership's rental income was principally obtained from tenants through rental payments provided under triple-net noncancellable operating leases.

   The Partnership sold its sole remaining property to an affiliate in January 2001, therefore, a presentation of a five year minimum rent schedule is inappropriate.

(12) SUBSEQUENT EVENT

Property Sale:

   In January, 2001 an affiliated party purchased the Taco Bell Unit #2200 located in Spartanburg for $175,000.

Release of Restricted Cash:

   Pursuant to the settlement agreement on November 29, 2000, the General Partners received certification from the Special Master and subsequently in January, 2001 the restricted cash was released to the General Partners.

                                                            SCHEDULE III
                                                    BRAUVIN HIGH YIELD FUND L.P.
                                                  (a Delaware limited partnership)

                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          DECEMBER 31, 2000
                                                                         Gross Amount at Which Carried
                                         Initial Cost (a)                 at  Close of Period (b)
                                              Buildings,                        Buildings,     Real
                                              Personal     Cost of               Personal     Estate
                                            Property and   Subsequent         Property and   Held for Accumulated       Date
   Description     Encumbrances(c)   Land   Improvements Improvements   Land   Improvements   Sale    Depreciation    Acquired
Taco Bells             $0         $2,245,312  $5,239,062      $0    $2,093,512 $ 4,884,862   $ 171,937 $1,696,083    12/87-2/88
Ponderosas              0          3,167,168   7,390,057       0     2,975,468   6,942,757           0  2,229,935    9/88-11/89
Children's World
 Learning Centers       0            356,288     831,338       0       356,288     831,338           0    227,948          7/89
Unallocated additional
 Acquisition Fee        0                  0      93,750       0             0      93,750           0     27,013   11/90-12/90
Adjustment to liquidation
 basis of accounting(d) 0                  0           0       0    (5,425,268)(12,752,707)          0 (4,180,979)
                       $0         $5,768,768 $13,554,207      $0    $        0 $         0   $ 171,937 $        0

<F1>
NOTES:
         (a)  The cost of this real estate is $19,322,975  for tax purposes (unaudited).  The buildings are depreciated over approximatel 35 years using the straight line method.  The properties were constructed between 1969 and 1986.
         (b)  The following schedule summarizes the changes in the Partnership's real estate and accumulated depreciation balances:

        Real estate                                                2000           1999            1998
         Balance at beginning of year                          $10,998,886    $18,177,975     $19,322,975
         Adjustment to liquidation basis of accounting (d)      (1,693,669)    (5,558,852)              -
         Property sales                                         (9,133,280)    (1,620,237)              -
         Subtractions-land, buildings and improvements(e)                              --      (1,145,000)
         Balance at end of year                                $   171,937    $10,998,886     $18,177,975

        Accumulated depreciation                                   2000          1999             1998
         Balance at beginning of year                                  $--    $ 4,003,906     $ 3,625,393
         Provision for depreciation                                     --        177,073         378,513
         Adjustment to liquidation basis of accounting                  --     (4,180,979)             --
         Balance at end of year                                        $--    $        --     $ 4,003,906

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


                             EXHIBITS

                                TO

                   BRAUVIN HIGH YIELD FUND L.P.
                      FORM 10-K ANNUAL REPORT
                        FOR THE YEAR ENDED
                         DECEMBER 31, 2000

                          EXHIBIT INDEX


Exhibit (21)           Subsidiaries of the Registrant

                           Exhibit 21

Name of Subsidiary                            State of Formation

Brauvin High Yield Venture                           Illinois

Brauvin Funds Joint Venture                          Illinois

Brauvin Gwinnett County Venture                      Illinois

Brauvin Bay County Venture                           Illinois