Form 10-Q
period 2001-03-31
BRAUVIN HIGH YIELD FUND L P
filed 2001-05-24
CIK 810587

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q



[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

          For the quarterly period ended   March 31, 2001

                                or

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

                              INDEX

                                                                  Page
PART I  Financial Information

Item 1. Financial Statements . . . . . . . . . . . . . . . . . . .  3

        Statements of Net Assets in Liquidation as of
        March 31, 2001 and December 31, 2000
        (Liquidation Basis). . . . . . . . . . . . . . . . . . . .  4

        Statement of Changes in Net Assets in Liquidation
        for the period January 1, 2000 to March 31, 2000
        (Liquidation Basis). . . . . . . . . . . . . . . . . . . .  5

        Statement of Changes in Net Assets in Liquidation
        for the period January 1, 2001 to March 31, 2001
        (Liquidation Basis). . . . . . . . . . . . . . . . . . . .  6

        Statement of Operations for the three months
        ended March 31, 2001 and March 31, 2000
        (Liquidation Basis)  . . . . . . . . . . . . . . . . . .    7

        Notes to Financial Statements. . . . . . . . . . . . . . .  8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . . . . .  21

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk. . . . . . . . . . . . . . . . . . . . . . . .  24

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  25

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . .  25

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . .  25

Item 4. Submissions of Matters to a Vote of
        Security Holders . . . . . . . . . . . . . . . . . . . . .  25

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . .  25

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  25

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26

                  PART I - FINANCIAL INFORMATION


ITEM 1. Financial Statements

  Except for the December 31, 2000 Statement of Net Assets in Liquidation (Liquidation Basis), the following Statement of Net Assets in Liquidation as of March 31, 2001, Statement of Changes in Net Assets in Liquidation for the period January 1, 2000 to March 31, 2000 (Liquidation Basis), Statement of Changes in Net Assets in Liquidation for the period January 1, 2001 to March 31, 2001 (Liquidation Basis) and Statements of Operations for the three months ended March 31, 2001 (Liquidation Basis) and the three months ended March 31, 2000 (Liquidation Basis) for Brauvin High Yield Fund L.P. (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2000 Annual Report on Form 10-K.

         STATEMENTS OF NET ASSETS IN LIQUIDATION AS OF
    MARCH 31, 2001 AND DECEMBER 31, 2000 (LIQUIDATION BASIS)

                                                 March 31,  December 31,
                                                   2001          2000
ASSETS
Real estate held for sale                       $       --    $  171,937

Cash and cash equivalents                        4,931,383     4,982,843
  Total Assets                                  $4,931,383    $5,154,780


LIABILITIES:
Accounts payable and accrued
 expenses                                       $   85,668    $  328,107
Rent received in advance                                --         2,937
Reserve for estimated costs during
 the period of liquidation                         130,000       130,000
Due to affiliates                                    9,877         3,812
  Total Liabilities                                225,545       464,856

Net Assets in Liquidation                       $4,705,838    $4,689,924





         See accompanying notes to financial statements.

             STATEMENT OF CHANGES IN NET ASSETS IN
         LIQUIDATION (LIQUIDATION BASIS) FOR THE PERIOD
               JANUARY 1, 2000 TO MARCH 31, 2000
                          (Unaudited)



Net Assets in Liquidation at
  January 1, 2000 (Liquidation Basis)                 $14,042,019

Income from operations                                    447,421

Equity interest in Joint Venture's
  net income                                               83,208

Operating distribution to
  Interest Holders(a)                                    (601,998)

Return of capital distribution
  to Interest Holders(b)                                 (980,002)

Adjustment to liquidation basis                        (1,615,984)

Net Assets in Liquidation at
  March 31, 2000                                      $11,374,664




(a) Operating distributions are approximately $0.2291 per Unit.

(b) Return of capital distributions are approximately $0.3730 per Unit.





        See accompanying notes to financial statements.

             STATEMENT OF CHANGES IN NET ASSETS IN
         LIQUIDATION (LIQUIDATION BASIS) FOR THE PERIOD
               JANUARY 1, 2001 TO MARCH 31, 2001
                          (Unaudited)


Net Assets in Liquidation at
  January 1, 2001                                     $ 4,689,924

Income from operations                                     19,839

Loss on sale of property                                   (3,925)

Net Assets in Liquidation at
  March 1, 2001                                       $ 4,705,838




         See accompanying notes to financial statements.

                    STATEMENTS OF OPERATIONS
              For the Three Months Ended March 31,
                      (Liquidation Basis)
                          (Unaudited)

                                                  2001           2000
INCOME:
Rental                                         $  3,713    $   543,876
Interest                                         73,914         19,913
Other                                                --         25,456
     Total income                                77,627        589,245

EXPENSES:
General and administrative                       43,555         54,527
Management fees (Note 4)                             --          5,592
Transaction costs                                14,233         81,705
     Total expenses                              57,788        141,824

Income before equity interest in
  joint ventures                                 19,839        447,421

Equity Interest in Joint Venture's
     net (loss) income:
  Brauvin High Yield Venture                         --         (2,528)
  Brauvin Funds Joint Venture                        --         85,736
Income before loss on sale of
  property and adjustment to
  liquidation basis                              19,839        530,629

Loss on sale of property                         (3,925)            --

Adjustment to liquidation basis                      --     (1,615,984)

Net income (loss)                              $ 15,914    $(1,085,355)

Net income (loss) allocated to:
  General Partners                             $    318    $   (21,707)
  Interest Holders                             $ 15,596    $(1,063,648)

Net income (loss) per Unit
  outstanding (2,627,503
  Units outstanding)                           $   0.01    $     (0.40)





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

  The Partnership was formed on January 6, 1987 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on September 4, 1987. The sale of the minimum of $1,200,000 of depository units representing beneficial assignments of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on November 18, 1987. The Partnership's offering closed on May 19, 1988. A total of $25,000,000 of Units were subscribed for and issued between September 4, 1987 and May 19, 1988, pursuant to the Partnership's public offering. Through March 31, 2001 the Partnership had sold $27,922,102 of Units. This total includes $2,922,102 of Units purchased by Interest Holders who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $1,647,070 have been repurchased by the Partnership from Interest Holders liquidating their investment in the Partnership and have been retired as of March 31, 2001. As of March 31, 2001, the Plan participants have acquired Units under the Plan which approximate 10% of total Units outstanding.

  The Partnership acquired the land and buildings underlying 20 Taco Bell restaurants, 11 Ponderosa restaurants and two Children's World Learning Centers. The Partnership also acquired 1%, 49%, 23.4% and 16% equity interests in four joint ventures with three entities affiliated with the Partnership. These ventures owned the land and buildings underlying six Ponderosa restaurants, a Scandinavian Health Spa, a CompUSA store and a Blockbuster Video store, respectively.

 In 1999, the Partnership sold one of its Taco Bell units. In addition, a Ponderosa restaurant was sold in 1999 by the joint venture partnership. The Partnership also sold in 1999 its joint venture interest in the CompUSA store and the Blockbuster Video Store.

 Pursuant to the approval of the Special Master and the United States District Court, on August 7, 2000, an affiliated entity purchased all but one of the Partnership's properties. The Partnership sold its sole remaining property to an affiliate in January 2001.

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

 Basis of Presentation

 As a result of the settlement agreement (see Note 7) which was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership began the liquidation process and, in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of March 31, 2001.

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

 Investment in Real Estate

 Prior to their sale and to the conversion from the going concern basis of accounting to the liquidation basis of accounting, the operating properties acquired by the Partnership were stated at cost including acquisition costs, net of impairment. Depreciation expense was computed on a straight-line basis over approximately 35 years.

 The Partnership recorded an impairment to reduce the cost basis of real estate to its estimated fair value when the real estate was judged to have suffered an impairment that is other than temporary.

 Investment in Joint Ventures

 Prior to August 7, 2000 the Partnership owned a 1% equity interest in Brauvin High Yield Venture, which owned the land and building underlying five Ponderosa restaurants and a 49% equity interest in Brauvin Funds Joint Venture, which owned the land and building underlying a Scandinavian Health Spa. The accompanying financial statements as of and for the three months ended March 31, 2000 include the investments in Brauvin High Yield Venture and Brauvin Funds Joint Venture using the equity method of accounting.

 Cash and Cash Equivalents

 Cash and cash equivalents include all highly liquid debt instruments with an original maturity within three months of purchase.

 Restricted Cash

 Per the terms of the settlement agreement (see Note 7) the Partnership was required to establish a cash reserve that was restricted for the payment of the General Partners' legal fees and costs. The release of these funds to the General Partners was subject to the certification by the Special Master that the General Partners have been cooperative, did not breach their fiduciary duties to the Limited Partners, did not breach the settlement agreement or the Partnership Agreement and used their best efforts to manage the affairs of the Partnership in such a manner as to maximize the value and marketability of the Partnership's assets in accordance with their obligations under the Partnership Agreement.

 In November 2000, the General Partners received certification from the Special Master and subsequently in January 2001 the restricted cash was released to the General Partners.

 Recent Accounting Pronouncements

 In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as assets and liabilities in the balance sheet and be measured at fair value. SFAS 133 also requires changes in fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June, 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivatives and certain hedging activities. SFAS 133 and SFAS 138 were required to be adopted by the Partnership effective January 1, 2001. The adoption of SFAS 133 and SFAS 138 did not have an impact on the financial position, results of operations and cash flows of the Partnership.

(2)  ADJUSTMENT TO LIQUIDATION BASIS

 On June 18, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The net adjustment required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease in assets of $2,133,527.

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

 Pursuant to the approval of the Special Master and the United States District Court, on August 7, 2000, an affiliated entity purchased all but one of the Partnership's properties. The Partnership sold its sole remaining property to an affiliate in January 2001.

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

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the three months ended March 31, 2001 and 2000 were as follows:

                                       2001          2000
Management fees                      $    --       $ 5,592
Reimbursable operating
  expenses                            19,780        36,046

  As of March 31, 2001, the Partnership made all payments to affiliates except $9,877 related to real estate tax, and other prorations. As of December 31, 2000, the Partnership owed an affiliate $3,812 for real estate tax prorations.

   The Partnership sold its sole remaining property to an affiliate in January 2001 for a contract sale price of $175,000.

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

(6) INVESTMENT IN JOINT VENTURES

  Prior to August 7, 2000, the Partnership owned equity interests in Brauvin High Yield Venture and Brauvin Funds Joint Venture and reported its investments using the equity method. On August 7, 2000, the Partnership sold its joint venture equity interest to an affiliated party.

 The following are condensed financial statements for the Brauvin
High Yield Venture and Brauvin Funds Joint Venture:


                   BRAUVIN HIGH YIELD VENTURE
                       Liquidation Basis
                                     March 31,
                                       2000
Real estate held for sale            $2,984,488
Other assets                              4,663
                                      2,989,151

Liabilities                              32,468
Net assets in liquidation            $2,956,683


              For the three months ended March 31,
                      Liquidation Basis
                                         2000
Rental and other income               $ 157,000
Expenses:
 Management fees                          1,604
 Operating and
  administrative                         17,720
                                         19,324
Net income before adjustment
 to liquidation basis                   137,676
Adjustment to
  liquidation basis                    (390,495)
Net loss                              $(252,819)




                  BRAUVIN FUNDS JOINT VENTURE
                       Liquidation Basis
                                     March 31,
                                        2000
Real estate held for sale            $6,133,875
Other assets                              6,300
                                      6,140,175
Deferred gain on sale
 of real estate                       1,710,569
Liabilities                               7,144

Net assets in liquidation            $4,422,462


              For the three months ended March 31,
                        Liquidation Basis
                                          2000
Rental and other income                 $180,358
Expenses:
 Management fees                           1,844
 Operating and
  administrative                           3,542
                                           5,386
Net income                              $174,972

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

  Because of the rulings of the District Court, as described below, it was not possible for the Merger to be consummated.

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

(8) SALE OF PARTNERSHIP ASSETS

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

   Pursuant to the approval of the Special Master and the United States District Court, on August 7, 2000, an affiliated entity purchased all but one of the Partnership's properties. The Partnership sold its sole remaining property to an affiliate in January 2001 for a contract sale price of $175,000.


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

   Pursuant to the approval of the Special Master and the United States District Court, on August 7, 2000, an affiliated entity purchased all but one of the Partnership's properties resulting in net proceeds to the Partnership of approximately $11,681,000. The Partnership sold its sole remaining property to an affiliate in January 2001 for a contract price of $175,000.

   The Special Master approved total reserves for the Partnership in the amount of $4.62 million or $1.758 per Unit. These reserves will be held by the Partnership; and the length of the reserve period and the amounts that will be ultimately be distributed to investors will depend on several factors not known at this time; however, to the extent there are unused amounts remaining at the end of the reserve period, they will be distributed to investors. We anticipate the reserve period will be a minimum three years.

   In the third quarter of 2000, the Partnership distributed
$7,061,000 (or $2.687 per Unit) from the sale of the assets.

   The amount and timing of future distributions will be a function of the amount of legal fees paid to the class action plaintiffs' lawyers and the amount of unused reserves. We anticipate a ruling from the Court on the amount of the legal fees by late in the second quarter or early in the third quarter of 2001.

   Below is a table summarizing the recent historical data for distribution rates per unit:

Distribution
    Date          2001    2000(a)    1999 (b)

February 15       --      $.2291     $.2898
May 15            --       .2074      .2490
August 15                  .1758      .2398
November 15                .1275      .2626

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

  During the three months ended March 31, 2001 and 2000, the General Partners and their affiliates earned management fees of $0 and $5,592, respectively, and did not receive any Operating Cash Flow distributions for the three months ended March 31, 2001 and 2000.

Results of Operations - Three months ended March 31, 2001
(Liquidation Basis) and the three months ended March 31, 2000
(Liquidation Basis)

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

  The Partnership had net income of $16,000 for the three months ended March 31, 2001 compared to a net loss of $1,085,000 for the three months ended March 31, 2000 an increase in net income of $1,101,000. The increase in net income is primarily the result of the adjustment to liquidation basis of $1,616,000 that was recorded during the 2000 period, net of the change in operating income as discussed in the following paragraphs.

  Total income was $78,000 for the three months ended March 31, 2001 compared to $589,000 for the three months ended March 31, 2000 a decline of $511,000. The decline in rental and other income relates to the Partnerships sale of its properties that occurred in August 2000 and March 2001.

   Total expenses were $58,000 for the three months ended March 31, 2001 compared to $142,000 for the three months ended March 31, 2000 a decrease of $84,000. The primary reason for the change in expenses relate to a decline in transaction costs of $68,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

  The Partnership does not engage in any hedge transactions or derivative financial instruments.

                          PART II - OTHER INFORMATION

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

                    DATE: May 23, 2001



                    BY:   /s/ Thomas E. Murphy
                          Thomas E. Murphy
                          Chief Financial Officer and Treasurer

                    DATE: May 23, 2001