Form 10-Q
period 2001-06-30
BRAUVIN HIGH YIELD FUND L P
filed 2001-08-14
CIK 810587

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q



[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

        For the quarterly period ended   June 30, 2001

                                or

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

                              INDEX

                                                                  Page
PART I  Financial Information

Item 1. Financial Statements . . . . . . . . . . . . . . . . . . .  3

        Statements of Net Assets in Liquidation as of
        June 30, 2001 and December 31, 2000
        (Liquidation Basis). . . . . . . . . . . . . . . . . . . .  4

        Statement of Changes in Net Assets in Liquidation
        for the period January 1, 2001 to June 30, 2001
        (Liquidation Basis). . . . . . . . . . . . . . . . . . . .  5

        Statement of Changes in Net Assets in Liquidation
        for the period January 1, 2000 to June 30, 2000
        (Liquidation Basis). . . . . . . . . . . . . . . . . . . .  6

        Statements of Operations for the six months
        ended June 30, 2001 and June 30, 2000
        (Liquidation Basis)  . . . . . . . . . . . . . . . . . .    7

        Statements of Operations for the three months
        ended June 30, 2001 and June 30, 2000
        (Liquidation Basis)  . . . . . . . . . . . . . . . . . .    8

        Notes to Financial Statements. . . . . . . . . . . . . . .  9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . . . . .  23

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk. . . . . . . . . . . . . . . . . . . . . . . .  27

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  28

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . .  28

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . .  28

Item 4. Submissions of Matters to a Vote of
        Security Holders . . . . . . . . . . . . . . . . . . . . .  28

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . .  28

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  28

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29

                  PART I - FINANCIAL INFORMATION


ITEM 1. Financial Statements

  Except for the December 31, 2000 Statement of Net Assets in Liquidation (Liquidation Basis), the following Statement of Net Assets in Liquidation as of June 30, 2001, Statement of Changes in Net Assets in Liquidation for the period January 1, 2000 to June 30, 2000 (Liquidation Basis), Statement of Changes in Net Assets in Liquidation for the period January 1, 2001 to June 30, 2001 (Liquidation Basis), Statements of Operations for the six months ended June 30, 2001 and the six months ended June 30, 2000 (Liquidation Basis) and Statements of Operations for the three months ended June 30, 2001 and the three months ended June 30, 2000 (Liquidation Basis) for Brauvin High Yield Fund L.P. (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2000 Annual Report on Form 10-K.

         STATEMENTS OF NET ASSETS IN LIQUIDATION AS OF
    JUNE 30, 2001 AND DECEMBER 31, 2000 (LIQUIDATION BASIS)

                                             June 30,    December 31,
                                               2001          2000
ASSETS
Real estate held for sale (Note 2)         $       --    $  171,937
Cash and cash equivalents                   4,925,754     4,744,948
Restricted cash                                    --       237,895
  Total Assets                              4,925,754     5,154,780


LIABILITIES:
Accounts payable and accrued
 expenses                                      60,183       328,107
Rent received in advance                           --         2,937
Reserve for estimated costs during
 the period of liquidation                    123,400       130,000
Due to affiliates                                  --         3,812
  Total Liabilities                           183,583       464,856

Net Assets in Liquidation                  $4,742,171    $4,689,924





         See accompanying notes to financial statements.

             STATEMENT OF CHANGES IN NET ASSETS IN
                   LIQUIDATION FOR THE PERIOD
      JANUARY 1, 2001 TO JUNE 30, 2001 (LIQUIDATION BASIS)
                          (Unaudited)


Net Assets in Liquidation at
  January 1, 2001                              $ 4,689,924

Income from operations                              56,172

Loss on sale of property                            (3,925)

Net Assets in Liquidation at
  June 30, 2001                                $ 4,742,171














        See accompanying notes to financial statements.

             STATEMENT OF CHANGES IN NET ASSETS IN
                   LIQUIDATION FOR THE PERIOD
      JANUARY 1, 2000 TO JUNE 30, 2000 (LIQUIDATION BASIS)
                          (Unaudited)



Net Assets in Liquidation at
  January 1, 2000                                     $14,042,019

Income from operations                                    816,888

Equity interest in Joint Venture's
  net income                                              171,458

Operating distribution to
  Interest Holders(a)                                  (1,146,997)

Return of capital distribution
  to Interest Holders(b)                                 (980,002)

Adjustment to liquidation basis                        (1,692,205)

Net Assets in Liquidation at
  June 30, 2000                                       $11,211,161




(a) Operating distributions are approximately $0.4365 per Unit.

(b) Return of capital distributions are approximately $0.3730 per Unit.









        See accompanying notes to financial statements.

                    STATEMENTS OF OPERATIONS
               For the six months ended June 30,
                      (Liquidation Basis)
                          (Unaudited)

                                            2001           2000
INCOME:
Rental                                    $  3,713    $ 1,087,881
Interest                                   130,565         31,576
Other                                           --         25,620
     Total income                          134,278      1,145,077

EXPENSES:
General and administrative                  60,395        222,497
Management fees (Note 4)                        --         10,931
Transaction costs                           17,711         94,761
     Total expenses                         78,106        328,189

Income before loss on sale of
  property and equity interest
  in joint ventures                         56,172        816,888
Loss on sale of property                    (3,925)            --

Income before equity interest
  in joint ventures                         52,247        816,888

Equity Interest in Joint Venture's
     net (loss) income:
  Brauvin High Yield Venture                    --         (1,244)
  Brauvin Funds Joint Venture                   --        172,702
Total Equity Interest in
  Joint Venture net income                      --        171,458
Income before adjustment to
  liquidation basis                         52,247        988,346

Adjustment to liquidation basis                 --     (1,692,205)

Net income (loss)                         $ 52,247    $  (703,859)

Net income (loss) allocated to:
  General Partners                        $  1,045    $   (14,077)
  Interest Holders                        $ 51,202    $  (689,782)

Net income (loss) per Unit
  outstanding (2,627,503
  Units outstanding)                      $   0.02    $     (0.26)





         See accompanying notes to financial statements

                    STATEMENTS OF OPERATIONS
              For the three months ended June 30,
                      (Liquidation Basis)
                          (Unaudited)

                                            2001           2000
INCOME:
Rental                                   $     --    $   544,005
Interest                                   56,651         11,663
Other                                          --            164
     Total income                          56,651        555,832

EXPENSES:
General and administrative                 16,840        167,970
Management fees (Note 4)                       --          5,339
Transaction costs                           3,478         13,056
     Total expenses                        20,318        186,365

Income before equity interest in
  joint ventures                           36,333        369,467

Equity Interest in Joint Venture's
     net income:
  Brauvin High Yield Venture                   --          1,284
  Brauvin Funds Joint Venture                  --         86,966
Total equity interest in Joint
  Ventures' net income                         --         88,250

Income before adjustment to
  liquidation basis                        36,333        457,717

Adjustment to liquidation basis                --        (76,221)

Net income                               $ 36,333    $   381,496

Net income allocated to:
  General Partners                       $    727    $     7,630
  Interest Holders                       $ 35,606    $   373,866

Net income per Unit
  outstanding (2,627,503
  Units outstanding)                     $   0.01    $      0.14




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

  The Partnership was formed on January 6, 1987 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on September 4, 1987. The sale of the minimum of $1,200,000 of depository units representing beneficial assignments of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on November 18, 1987. The Partnership's offering closed on May 19, 1988. A total of $25,000,000 of Units were subscribed for and issued between September 4, 1987 and May 19, 1988, pursuant to the Partnership's public offering. Through June 30, 2001 the Partnership had sold $27,922,102 of Units. This total includes $2,922,102 of Units purchased by Interest Holders who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $1,647,070 have been repurchased by the Partnership from Interest Holders liquidating their investment in the Partnership and have been retired as of June 30, 2001. As of June 30, 2001, the Plan participants have acquired Units under the Plan which approximate 10% of total Units outstanding.

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

 Basis of Presentation

 As a result of the settlement agreement (see Note 7) which was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership began the liquidation process and, in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of June 30, 2001.

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

 Investment in Joint Ventures

 Prior to August 7, 2000 the Partnership owned a 1% equity interest in Brauvin High Yield Venture, which owned the land and building underlying five Ponderosa restaurants and a 49% equity interest in Brauvin Funds Joint Venture, which owned the land and building underlying a Scandinavian Health Spa. The accompanying financial statements as of and for the six months ended June 30, 2000 include the investments in Brauvin High Yield Venture and Brauvin Funds Joint Venture using the equity method of accounting.

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

 In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Partnership does not believe that the adoption of SFAS 141 and SFAS 142 will have a significant impact on its financial statements.

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

(4)  TRANSACTIONS WITH RELATED PARTIES

  An affiliate of the General Partners managed the Partnership's real estate properties for an annual management fee equal to up to 1% of gross revenues derived from the properties. The property management fee was subordinated, annually, to receipt by the Interest Holders of an annual 10% non-cumulative, non-compounded return on Adjusted Investment (as defined).

  The Partnership paid affiliates of the General Partners selling commissions of 8-1/2% of the capital contributions received for Units sold by the affiliates.

  An affiliate of one of the former General Partners provided securities and real estate counsel to the Partnership.

  The Partnership paid an affiliate of the General Partners an acquisition fee in the amount of up to 4.5% of the gross proceeds of the Partnership's offering for the services rendered in connection with the process pertaining to the acquisition of properties. Acquisition fees related to the properties not ultimately purchased by the Partnership were expensed as incurred.

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the six months ended June
30, 2001 and 2000 were as follows:

                                       2001          2000
Management fees                      $    --       $12,322
Reimbursable operating
  expenses                            23,825        86,716

  As of June 30, 2001, the Partnership made all payments to affiliates. As of December 31, 2000, the Partnership owed an affiliate $3,812 for real estate tax prorations.

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

                   BRAUVIN HIGH YIELD VENTURE
                       Liquidation Basis
                                     June 30,
                                        2000

Real estate held for sale            $2,969,074
Other assets                             13,066
                                      2,982,140

Liabilities                              47,041
Net assets in liquidation            $2,935,099


               For the six months ended June 30,
                      Liquidation Basis
                                         2000
Rental and other income               $ 321,785
Expenses:
 Management fees                          3,233
 Operating and
  administrative                         37,047
                                         40,280
Net income before adjustment
 to liquidation basis                   281,505
Adjustment to
  liquidation basis                    (405,908)
Net loss                              $(124,403)

                  BRAUVIN FUNDS JOINT VENTURE
                       Liquidation Basis
                                      June 30,
                                        2000
Real estate held for sale            $6,116,496
Other assets                              1,845
                                      6,118,341
Deferred gain on sale
 of real estate                       1,693,190
Liabilities                               5,206

Net assets in liquidation            $4,419,945


               For the six months ended June 30,
                        Liquidation Basis
                                           2000
Rental and other income                 $360,717
Expenses:
 Management fees                           3,680
 Operating and
  administrative                           4,584
                                           8,264
Net income                              $352,453

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

         During the six months ended June 30, 2001 and 2000, the General Partners and their affiliates earned management fees of $0 and $5,592, respectively, and did not receive any Operating Cash Flow distributions for the six months ended June 30, 2001 and 2000.

Results of Operations - Six months ended June 30, 2001 and the six months ended June 30, 2000 (Liquidation Basis)

  As a result of the settlement agreement that was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership has begun the liquidation process and, in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on the liquidation basis.

  Prior to the adoption of the liquidation basis of accounting depreciation was recorded on a straight line basis over the estimated economic lives of the properties. Upon the adoption of the liquidation basis of accounting, real estate held for sale was adjusted to estimated net realizable value and no depreciation expense has been recorded.

  The Partnership had net income of $52,000 for the six months ended June 30, 2001 compared to a net loss of $704,000 for the six months ended June 30, 2000 an increase in net income of $756,000. The increase in net income is primarily the result of the adjustment to liquidation basis of $1,692,000 that was recorded during the 2000 period, net of the change in operating income as discussed in the following paragraphs.

  Total income was $134,000 for the six months ended June 30, 2001 compared to $1,145,000 for the six months ended June 30, 2000 a decline of $1,011,000. The decline in rental and other income relates to the Partnership's sale of its properties that occurred in August 2000 and January 2001.

  Total expenses were $78,000 for the six months ended June 30, 2001 compared to $328,000 for the six months ended June 30, 2000 a decrease of $250,000. The primary reason for the change in expenses relates to a decline in general and administrative costs of $162,000 as a result of the limited activity of the Partnership. Further contributing to the decline in expenses was a decrease in transaction costs of $77,000 as a result of the settlement of the lawsuit.

Results of Operations - Three months ended June 30, 2001 and the three months ended June 30, 2000 (Liquidation Basis)

  The Partnership had net income of $36,000 for the three months ended June 30, 2001 compared to a net income of $381,000 for the three months ended June 30, 2000 a decrease in net income of $345,000.

  Total income was $57,000 for the three months ended June 30, 2001 compared to $556,000 for the three months ended June 30, 2000 a decline of $499,000. The decline in rental and other income relates to the Partnership's sale of its properties that occurred in August 2000 and January 2001.

  Total expenses were $20,000 for the three months ended June
30, 2001 compared to $186,000 for the three months ended June 30, 2000 a decrease of $166,000. The primary reason for the change in expenses relates to a decline in general and administrative costs of $151,000 as a result of the limited activity of the Partnership. Further contributing to the decline in expenses was a decrease in transaction costs of $10,000 as a result of the settlement of the lawsuit.

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

                    DATE: August 14, 2001



                    BY:   /s/ Thomas E. Murphy
                          Thomas E. Murphy
                          Chief Financial Officer and Treasurer

                    DATE: August 14, 2001