Form 10-Q
period 2001-09-30
BRAUVIN HIGH YIELD FUND L P
filed 2001-11-21
CIK 810587

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended   September 30, 2001

                                or

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


                               INDEX

                                                                  Page
PART I  Financial Information

Item 1. Financial Statements . . . . . . . . . . . . . . . . . . .  3

        Statements of Net Assets in Liquidation as of
        September 30, 2001 and December 31, 2000
        (Liquidation Basis). . . . . . . . . . . . . . . . . . . .  4

        Statement of Changes in Net Assets in Liquidation
        for the period January 1, 2001 to
        September 30, 2001 (Liquidation Basis) . . . . . . . . . .  5

        Statement of Changes in Net Assets in Liquidation
        for the period January 1, 2000 to
        September 30, 2000 (Liquidation Basis) . . . . . . . . . .  6

        Statements of Operations for the nine months
        ended September 30, 2001 and September 30, 2000
        (Liquidation Basis)  . . . . . . . . . . . . . . . . . .    7

        Statements of Operations for the three months
        ended September 30, 2001 and September 30, 2000
        (Liquidation Basis)  . . . . . . . . . . . . . . . . . .    8

        Notes to Financial Statements. . . . . . . . . . . . . . .  9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . . . . .  23

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk. . . . . . . . . . . . . . . . . . . . . . . .  27

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  28

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . .  28

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . .  28

Item 4. Submissions of Matters to a Vote of
        Security Holders . . . . . . . . . . . . . . . . . . . . .  28

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . .  28

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  28

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29



                  PART I - FINANCIAL INFORMATION


ITEM 1. Financial Statements

  Except for the December 31, 2000 Statement of Net Assets in Liquidation (Liquidation Basis), the following Statement of Net Assets in Liquidation as of September 30, 2001, Statement of Changes in Net Assets in Liquidation for the period January 1, 2001 to September 30, 2001 (Liquidation Basis), Statement of Changes in Net Assets in Liquidation for the period January 1, 2000 to September 30, 2000 (Liquidation Basis), Statements of Operations for the nine months ended September 30, 2001 and the nine months ended September 30, 2000 (Liquidation Basis) and Statements of Operations for the three months ended September 30, 2001 and the three months ended September 30, 2000 (Liquidation Basis) for Brauvin High Yield Fund L.P. (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2000 Annual Report on Form 10-K.



         STATEMENTS OF NET ASSETS IN LIQUIDATION AS OF
  SEPTEMBER 30, 2001 AND DECEMBER 31, 2000 (LIQUIDATION BASIS)

                                              (Unaudited)
                                               September 30,  December 31,
                                                    2001          2000
ASSETS
Real estate held for sale (Note 2)              $       --    $  171,937
Cash and cash equivalents                        4,892,197     4,744,948
Restricted cash                                         --       237,895
  Total Assets                                   4,892,197     5,154,780


LIABILITIES:
Accounts payable and accrued
 expenses                                          225,146       328,107
Rent received in advance                                --         2,937
Reserve for estimated costs during
 the period of liquidation                         111,100       130,000
Due to affiliates                                       --         3,812
  Total Liabilities                                336,246       464,856

Net Assets in Liquidation                       $4,555,951    $4,689,924



         See accompanying notes to financial statements.



               STATEMENT OF CHANGES IN NET ASSETS IN
                   LIQUIDATION FOR THE PERIOD
   JANUARY 1, 2001 TO SEPTEMBER 30, 2001 (LIQUIDATION BASIS)
                          (Unaudited)


Net Assets in Liquidation at
  January 1, 2001                              $ 4,689,924

Loss from operations                              (130,048)

Loss on sale of property                            (3,925)

Net Assets in Liquidation at
  September 30, 2001                           $ 4,555,951





        See accompanying notes to financial statements.



             STATEMENT OF CHANGES IN NET ASSETS IN
                   LIQUIDATION FOR THE PERIOD
   JANUARY 1, 2000 TO SEPTEMBER 30, 2000 (LIQUIDATION BASIS)
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




(a) Operating distributions were approximately $0.6123 per Unit.

(b) Return of capital distributions were approximately $3.0602 per
    Unit.







        See accompanying notes to financial statements.


                    STATEMENTS OF OPERATIONS
            For the nine months ended September 30,
                      (Liquidation Basis)
                          (Unaudited)

                                                  2001           2000
INCOME:
Rental                                         $  3,713    $ 1,317,119
Interest                                        177,459        121,351
Other                                                --         29,023
     Total income                               181,172      1,467,493

EXPENSES:
General and administrative                      102,224        345,487
Management fees (Note 4)                             --         13,138
Transaction costs                               208,996         96,523
     Total expenses                             311,220        455,148

(Loss) income before (loss) gain
  on sale of property and equity
  interest in joint ventures                   (130,048)     1,012,345
(Loss) gain on sale of property                  (3,925)       213,691

(Loss) income before equity
  interest in joint ventures                   (133,973)     1,226,036

Equity Interest in Joint Ventures'
     net (loss) income:
  Brauvin High Yield Venture                         --           (618)
  Brauvin Funds Joint Venture                                1,036,699
Total Equity Interest in
  Joint Venture net income                                   1,036,081
(Loss) income before adjustment to
  liquidation basis                            (133,973)     2,262,117

Adjustment to liquidation basis                      --     (1,693,669)

Net (loss) income                             $(133,973)   $   568,448

Net (loss) income allocated to:
  General Partners                            $  (2,679)   $    11,369
  Interest Holders                            $(131,294)   $   557,079

Net (loss) income per Unit
  outstanding (2,627,503
  Units outstanding)                          $   (0.05)   $      0.21


         See accompanying notes to financial statements



                    STATEMENTS OF OPERATIONS
            For the three months ended September 30,
                      (Liquidation Basis)
                          (Unaudited)

                                                  2001           2000
INCOME:
Rental                                         $     --    $   229,238
Interest                                         46,894         89,775
Other                                                --          3,403
     Total income                                46,894        322,416

EXPENSES:
General and administrative                       41,829        122,990
Management fees (Note 4)                             --          2,207
Transaction costs                               191,285          1,762
     Total expenses                             233,114        126,959

(Loss) income before gain on sale
  of property and equity interest
  in joint ventures                            (186,220)       195,457
Gain on sale of property                                       213,691

Income before equity interest
  in joint ventures                            (186,220)       409,148

Equity Interest in Joint Ventures'
     net income:
  Brauvin High Yield Venture                         --            626
  Brauvin Funds Joint Venture                        --        863,997
Total equity interest in Joint
  Ventures' net income                               --        864,623

(Loss) income before adjustment to
  liquidation basis                            (186,220)     1,273,771

Adjustment to liquidation basis                      --         (1,464)

Net (loss) income                             $(186,220)   $ 1,272,307

Net (loss) income allocated to:
  General Partners                            $  (3,724)   $    25,446
  Interest Holders                            $(182,496)   $ 1,246,861

Net (loss) income per Unit
  outstanding (2,627,503
  Units outstanding)                          $   (0.07)   $      0.47


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

  The Partnership was formed on January 6, 1987 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on September 4, 1987. The sale of the minimum of $1,200,000 of depository units representing beneficial assignments of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on November 18, 1987. The Partnership's offering closed on May 19, 1988. A total of $25,000,000 of Units were subscribed for and issued between September 4, 1987 and May 19, 1988, pursuant to the Partnership's public offering. Through September 30, 2001 the Partnership had sold $27,922,102 of Units. This total includes $2,922,102 of Units purchased by Interest Holders who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $1,647,070 have been repurchased by the Partnership from Interest Holders liquidating their investment in the Partnership and have been retired as of September 30, 2001. As of September 30, 2001, the Plan participants have acquired Units under the Plan which approximate 10% of total Units outstanding.

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

 Basis of Presentation

 As a result of the settlement agreement (see Note 7) which was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership began the liquidation process and, in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of September 30, 2001.

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

 Investment in Joint Ventures

 Prior to August 7, 2000 the Partnership owned a 1% equity interest in Brauvin High Yield Venture, which owned the land and building underlying five Ponderosa restaurants and a 49% equity interest in Brauvin Funds Joint Venture, which owned the land and building underlying a Scandinavian Health Spa. The accompanying financial statements as of and for the nine months ended September 30, 2000 include the investments in Brauvin High Yield Venture and Brauvin Funds Joint Venture using the equity method of accounting.

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

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the nine months ended
September 30, 2001 and 2000 were as follows:

                                       2001          2000
Management fees                      $    --      $ 13,138
Reimbursable operating
  expenses                            61,125       175,545

  As of September 30, 2001, the Partnership made all payments to affiliates. As of December 31, 2000, the Partnership owed an affiliate $3,812 for real estate tax prorations.

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

 The following are condensed financial statements for the Brauvin
High Yield Venture and Brauvin Funds Joint Venture:

                   BRAUVIN HIGH YIELD VENTURE
                       Liquidation Basis
                           September 30,
                               2000
Real estate held for sale             $      --
Other assets                             12,608
                                         12,608

Liabilities                              12,608
Net assets in liquidation             $      --


            For the nine months ended September 30,
                      Liquidation Basis
                                   2000
Rental and other income               $ 387,885
Expenses:
 Management fees                          3,747
 Operating and
  administrative                         38,680
                                         42,427
Net income before loss on
 sale of property                       345,458
Loss on sale of property                 (1,391)
Net income before adjustment
 to liquidation basis                   344,067
Adjustment to
  liquidation basis                    (405,908)
Net loss                              $ (61,841)


                  BRAUVIN FUNDS JOINT VENTURE
                       Liquidation Basis
                           September 30,
                                    2000
Real estate held for sale      $       --
Other assets                       34,419
                                   34,419

Liabilities                         6,961

Net assets in liquidation      $   27,458

            For the nine months ended September 30,
                        Liquidation Basis
                                          2000
Rental and other income               $  432,473
Expenses:
 Management fees                           4,292
 Operating and
  administrative                           5,728
Income before sale of
 property                                422,453
Gain on sale                           1,693,260
Net income                            $2,115,713

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

  The redemption price to be paid to the Interest Holders in connection with the Merger was based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. Cushman & Wakefield determined the fair market value of the Assets to be $23,198,450, or $8.83 per Unit, as of April 1, 1996. Subsequently, the Partnership purchased a 16% interest in Brauvin Bay County Venture. Based on the terms of the Merger Agreement, the fair market value of the Assets was to be increased by the amount of the investment in Brauvin Bay County Venture, and correspondingly, the Partnership's cash holdings were reduced by the same amount and, therefore, the total redemption amount would remain unchanged. The redemption price of $9.31 per Unit also included all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time at the filing of the certificate of merger, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Transaction (as detailed in the Merger Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations. Of the original cash redemption amount, approximately $0.48 per Unit was distributed to Interest Holders in the December 31, 1997 distribution.

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

(9) SUBSEQUENT EVENT

   On November 8, 2001, the Magistrate Judge for the United States district Court for the Northern District of Illinois ruled on the plaintiff's legal fee petition. As a result of this ruling the Partnership will be required to pay the plaintiff's attorneys approximately $191,000. However, the applicable appeal period has not yet run, and it is uncertain whether the amount (or a greater or lesser amount) will actually be paid by the Partnership.

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

   The Special Master approved total reserves for the Partnership in the amount of $4.62 million or $1.758 per Unit. These reserves will be held by the Partnership; and the length of the reserve period and the amounts that will ultimately be distributed to investors will depend on several factors not known at this time; however, to the extent there are unused amounts remaining at the end of the reserve period, they will be distributed to investors. We anticipate the reserve period will be a minimum three years.

   In the third quarter of 2000, the Partnership distributed
$7,061,000 (or $2.687 per Unit) from the sale of the assets.

   The amount and timing of future distributions will be a function of the amount of legal fees paid to the class action plaintiffs' lawyers and the amount of unused reserves.

   Below is a table summarizing the recent historical data for distribution rates per unit:

Distribution
    Date          2001    2000(a)    1999 (b)

February 15         --    $.2291     $.2898
May 15              --     .2074      .2490
August 15           --     .1758      .2398
November 15                .1275      .2626

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

  During the nine months ended September 30, 2001 and 2000, the General Partners and their affiliates earned management fees of $0 and $10,931, respectively, and did not receive any Operating Cash Flow distributions for the nine months ended September 30, 2001 and 2000.

Results of Operations - Nine months ended September 30, 2001 and the nine months ended September 30, 2000 (Liquidation Basis)

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

  The Partnership had net loss of $134,000 for the nine months ended September 30, 2001 compared to a net income of $568,000 for the nine months ended September 30, 2000 a decrease in net income of $702,000. The decrease in net income is primarily the result of the adjustment to liquidation basis of $1,694,000 that was recorded during the 2000 period, offset by a joint venture's net income of $1,036,000 recorded in the same period, net of the change in operating income as discussed in the following paragraphs.

  Total income was $181,000 for the nine months ended September
30, 2001 compared to $1,467,000 for the nine months ended September 30, 2000 a decline of $1,286,000. The decline in rental and other income relates to the Partnership's sale of its properties that occurred in August 2000 and January 2001.

  Total expenses were $311,000 for the nine months ended
September 30, 2001 compared to $455,000 for the nine months ended September 30, 2000 a decrease of $144,000. The primary reason for the change in expenses relates to a decline in general and administrative costs of $243,000 as a result of the limited activity of the Partnership offset by an increase of $112,000 in transaction costs. Transaction costs increased as a result of a judges ruling on the plaintiff's legal fees, which according to the settlement agreement are required to be paid by the Partnership.

Results of Operations - Three months ended September 30, 2001 and the three months ended September 30, 2000 (Liquidation Basis)

  The Partnership had net loss of $186,000 for the three months ended September 30, 2001 compared to a net income of $1,272,000 for the three months ended September 30, 2000 a decrease in net income of $1,458,000.

  Total income was $47,000 for the three months ended September 30, 2001 compared to $322,000 for the three months ended September 30, 2000 a decline of $275,000. The decline in rental and other income relates to the Partnership's sale of its properties that occurred in August 2000 and January 2001.

  Total expenses were $233,000 for the three months ended
September 30, 2001 compared to $127,000 for the three months ended September 30, 2000 an increase of $106,000. The primary reason for the change in expenses relates to an increase in transaction costs of $189,000, offset by a decline in general and administrative costs of $81,000. Transaction costs increased as a result of a judge's ruling on the plaintiff's legal fees, which according to the settlement agreement are required to be paid by the Partnership. General and administrative costs decreased as a result of the limited activity of the Partnership.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

  The Partnership does not engage in any hedge transactions or derivative financial instruments.


                  PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings.
                   Two legal actions, as hereinafter described,
                 against the General Partners of the Partnership and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger, have been settled. On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District Court for the Northern District of Illinois. This approval was obtained on June 18, 1999. The terms of the settlement agreement, along with a Notice to the Class, were forwarded to the Interest Holders in the second quarter of 1999. One additional legal action, which was dismissed on January 28, 1998 had also been brought against the General Partners of the Partnership and affiliates of such General Partners, as well as the Partnership on a nominal basis in connection with the Merger. With respect to these actions the Partnership and the General Partners and their named affiliates denied all allegations set forth in the complaints and vigorously defended against such claims. On November 8, 2001, the Magistrate Judge for the United States district Court for the Northern District of Illinois ruled on the plaintiff's legal fee petition. As a result of this ruling the Partnership will be required to pay the plaintiff's attorneys approximately $191,000. However, the applicable appeal period have not yet run, and it is uncertain whether the amount (or a greater or lesser amount) will actually be paid by the Partnership.

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

                    DATE: November 20, 2001



                    BY:   /s/ Thomas E. Murphy
                          Thomas E. Murphy
                          Chief Financial Officer and Treasurer

                    DATE: November 20, 2001