Form 10-K
period 2001-12-31
BRAUVIN HIGH YIELD FUND L P
filed 2002-03-29
CIK 810587

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-K


[X]Annual Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of  1934

   For the fiscal year ended   December 31, 2001
                                or
[ ]Transition Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934

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


                   BRAUVIN HIGH YIELD FUND L.P.
                   2001 FORM 10-K ANNUAL REPORT

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

Item 8. Financial Statements and Supplementary Data. . . . . . . . . . 32

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure. . . . . . . . . . . . . . 32

                             PART III

Item 10. Directors and Executive Officers of the Partnership . . . . . 34

Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . 36

Item 12. Security Ownership of Certain Beneficial Owners
         and Management. . . . . . . . . . . . . . . . . . . . . . . . 38

Item 13. Certain Relationships and Related Transactions. . . . . . . . 38

                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . 40

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 42


                  BRAUVIN HIGH YIELD FUND L.P.
                 (a Delaware limited partnership)

                             PART I

Item 1. Business.

  Brauvin High Yield Fund L.P. (the "Partnership") is a Delaware limited partnership formed in January 1987 for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office and industrial real estate properties predominantly subject to "triple-net" leases. It was anticipated at the time the Partnership first offered its Units (as defined below) that a majority of these properties would be leased to operators of national franchise fast food restaurants, automotive services and convenience stores, as well as banks and savings and loans. The leases would provide for a base minimum annual rent and increases in rent, such as through participation in gross sales above a stated level, fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index. The Partnership sold $25,000,000 in depository units representing beneficial assignments of limited partnership interests (the "Units") commencing September 4, 1987, at $10.00 per Unit (the "Offering") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended. The Offering closed on May 19, 1988. An additional $2,922,102 was raised through the sale of additional Units pursuant to the Partnership's distribution reinvestment plan (the "Plan") through December 31, 2001. These Units were purchased from the Units reserved for the Plan after the termination of the Offering. As of December 31, 2001, $1,647,070 of Units sold through the Offering have been repurchased by the Partnership from investors liquidating their investment and have been retired. The investors in the Partnership (the "Interest Holders") share in the benefits of ownership of the Partnership's real property investments according to the number of Units each owns.

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

  A Taxable Interest Holder is defined as: (a) an Interest Holder who purchased Units from the Partnership during the Offering and who at the time of such purchase was not: (i) a Qualified Plan;
(ii) an organization (other than a cooperative described in Section 521 of the Internal Revenue Code of 1986, as amended [the "Code"]), which is exempt from tax imposed by Chapter 1 (Normal Taxes and Surtaxes) of the Code; or (iii) a foreign person or entity, unless more than 50% of the gross income derived by the foreign person or entity from the Partnership is subject to U.S. income tax; and (b) each subsequent transferee of any Units from an Interest Holder described in (a) above.

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

  Pursuant to the settlement agreement the General Partners were indemnified for all of their legal costs and expenses related to the lawsuit, and the General Partners were released from the claims that were alleged or could have been alleged in the class action lawsuit. In addition the Partnership retained a third-party commercial real estate firm which, under the supervision of an independent special master (the "Special Master") and with the cooperation of the General Partners, marketed the Partnerships' properties in order to maximize the return to the Interest Holders (the "Sale Process"). The Sale Process was designed to result in an orderly liquidation of the Partnership, through a sale of substantially all of the assets of the Partnership, a merger or exchange involving the Partnership, or through another liquidating transaction the Special Master determined was best suited to maximize value for the Interest Holders. Consummation of such sale, merger, exchange, or other transaction will be followed by the orderly distribution of net liquidation proceeds to the Interest Holders.

  The General Partners agreed, as part of the settlement agreement, to use their best efforts to continue to manage the affairs of the Partnership in accordance with their obligations under the Partnership Agreement, to cooperate fully with the Special Master and to waive certain brokerage and other fees. In consideration of this, the General Partners were released from the claims of the class action lawsuit and indemnified for the legal expenses they incurred related to the lawsuit.

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

  The Partnership has no employees.

Item 2. Properties.

  The Partnership was a landlord only and did not participate in the operations of any of the properties discussed herein.

  Pursuant to the approval of the Special Master and the United States District Court, on August 7, 2000, an affiliated entity purchased all but one of the Partnership's properties. The Partnership sold its sole remaining property to an affiliate in January 2001 for a contract sale price of $175,000.

  The following is a summary of the real estate and improvements owned by the Partnership at January 1, 1999 and subsequent transactions related thereto.

Taco Bells:

Warner Robins, Georgia

  Unit 1389 is located at 1998 Watson Boulevard. The building consists of 1,288 square feet situated on a 25,000 square foot parcel and was constructed in 1977 utilizing jumbo bricks.

  Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts, resulting in a reduction in the value of this property of approximately $1,500. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

  On August 7, 2000 this property was sold for approximately
$250,000 less expenses of approximately $12,600 to an affiliated party, resulting in a gain of approximately $42,000.

Valdosta, Georgia

  Unit 1392 is located at 2918 North Ashley Street. The building consists of 1,288 square feet situated on a 16,222 square foot parcel and was constructed in 1982 utilizing jumbo bricks.

  Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts, resulting in a reduction in the value of this property of approximately $36,300. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

  On August 7, 2000 this property was sold for approximately
$150,000 less expenses of approximately $10,000 to an affiliated party, resulting in a loss of approximately $1,400.

Albany, Georgia

  Unit 1450 is located at 1707 North Slappey Boulevard. The building consists of 1,288 square feet situated on a 11,850 square foot parcel and was constructed in 1982 utilizing jumbo bricks.

  Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts, resulting in a reduction in the value of this property of approximately $36,000. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

  On August 7, 2000 this property was sold for approximately
$130,000 less expenses of approximately $9,500 to an affiliated party, resulting in a loss of approximately $1,500.

Alliance, Ohio

  Unit 1653 is located at 110 West State Street. The building consists of 1,584 square feet situated on a 14,400 square foot parcel and was constructed in 1980 utilizing stucco over concrete block with a clay tile roof.

  Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts, resulting in a reduction in the value of this property of approximately $76,400. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

  On August 7, 2000 this property was sold for approximately
$100,000 less expenses of $6,500 to an affiliated party, resulting in a loss of approximately $1,900.

Dunedin, Florida

  Unit 1835 is located at 2296 State Route 580. The building consists of 1,584 square feet situated on a 21,021 square foot parcel and was constructed in 1980 utilizing jumbo bricks.

  Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts, resulting in a reduction in the value of this property of approximately $89,600. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

  On August 7, 2000 this property was sold for approximately
$170,000 less expenses of approximately $10,600 to an affiliated party, resulting in a gain of approximately $61,100.

Logansport, Indiana

  Unit 1845 is located at 3419 Highway 24 East. Highway 24 East is a two-lane east-west road. The building consists of 1,566 square feet situated on a 19,200 square foot parcel and was constructed in 1980 utilizing stucco over concrete block.

  Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts, resulting in a reduction in the value of this property of approximately $128,300. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

  On August 7, 2000 this property was sold for approximately
$82,200 less expenses of approximately $8,100 to an affiliated party, resulting in a loss of approximately $2,100.

Dover, Ohio

  Unit 1856 is located at 718 Boulevard Avenue. Boulevard Avenue is a four-lane northwest-southwest highway. The building consists of 1,584 square feet situated on a 20,500 square foot parcel and was constructed in 1980 utilizing stucco over concrete block.

  Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts, resulting in a reduction in the value of this property of approximately $127,300. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

  On August 7, 2000 this property was sold for approximately
$250,000 less expenses of approximately $13,000 to an affiliated party, resulting in a gain of approximately $74,400.

Greenville, North Carolina

  Unit 1871 is located at 319 East Greenville Boulevard. The building consists of 1,584 square feet situated on a 22,788 square foot parcel and was constructed in 1980 utilizing stucco over concrete block.

  Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts, resulting in a reduction in the value of this property of approximately $21,200. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

  On August 7, 2000 this property was sold for approximately
$190,000 less expenses of approximately $9,900 to an affiliated party, resulting in a loss of approximately $1,600.

Palm Bay, Florida

  Unit 1912 is located at 176 North Harris Avenue. Harris Avenue is a frontage street to Palm Bay Road. The building consists of 1,584 square feet situated on a 15,250 square foot parcel and was constructed in 1980 utilizing jumbo bricks.

  On August 7, 2000 this property was sold for approximately
$75,000 less expenses of approximately $7,500 to an affiliated party, resulting in a loss of approximately $1,800.

Sandusky, Ohio

  Unit 1915 is located at 3306 Milan Road. The building consists of 1,584 square feet situated on a 33,000 square foot parcel and was constructed in 1980 utilizing stucco over concrete block.

  On August 7, 2000 this property was sold for approximately
$201,000 less expenses of approximately $11,800 to an affiliated party, resulting in a loss of approximately $1,900.

Mesa, Arizona

  Unit 1925 is located at 531 East Southern Avenue. The building consists of 1,584 square feet situated on a 28,000 square foot parcel and was constructed in 1980 utilizing stucco over concrete block.

  On August 7, 2000 this property was sold for approximately
$115,000 less expenses of approximately $9,300 to an affiliated party, resulting in a loss of approximately $2,000.

Zanesville, Ohio

  Unit 1929 is located at 2460 North Maple Street. The building consists of 1,584 square feet situated on a 17,934 square foot parcel and was constructed in 1980 utilizing stucco over concrete block.

  On December 13, 1999, the Partnership sold this property to an unaffiliated third party for a sale price of approximately $350,000, resulting in a gain to the Partnership of approximately $56,100. The former proposed Partnership purchaser was to be allocated an additional gain of approximately $25,500 related to this sale. The amount due to the former proposed Partnership purchaser is included in accounts payable in the statement of net assets in liquidation at December 31, 1999.

Ashtabula, Ohio

  Unit 1937 is located at 1226 West Prospect Avenue. The building consists of 1,584 square feet situated on a 21,049 square foot parcel and was constructed in 1980 utilizing stucco over concrete block.

  On August 7, 2000 this property was sold for approximately
$200,000 less expenses of approximately $10,700 to an affiliated party, resulting in a loss of approximately $1,700.

Dalton, Georgia

  Unit 1966 is located at 1509 Walnut Avenue. The building consists of 1,584 square feet situated on a 18,275 square foot parcel and was constructed in 1980 utilizing stucco over concrete block.

  On August 7, 2000 this property was sold for approximately
$280,000 less expenses of approximately $12,800 to an affiliated party, resulting in a gain of approximately $41,800.

Ashland, Ohio

  Unit 1994 is located at 315 Claremont Avenue. The building consists of 1,584 square feet situated on a 16,000 square foot parcel and was constructed in 1980 utilizing stucco over concrete block.

  On August 7, 2000 this property was sold for approximately
$150,000 less expenses of approximately $9,600 to an affiliated party, resulting in a loss of approximately $1,700.

Martinez, California

  Unit 2030 is located at 11 Muir Road. The building consists of 1,584 square feet situated on a 13,940 square foot parcel and was constructed in 1981 utilizing concrete block over wood frame.

  Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts, resulting in a reduction in the value of this property of approximately $16,700. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

  On August 7, 2000 this property was sold for approximately
$225,000 less expenses of approximately $11,600 to an affiliated party, resulting in a loss of approximately $1,900.

Phoenix, Arizona

  Unit 2069 is located at 1701 West Bell Street. The building consists of 1,584 square feet situated on a 9,375 square foot parcel and was constructed in 1981 utilizing stucco over concrete block.

  Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts, resulting in a reduction in the value of this property of approximately $33,400. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

  On August 7, 2000 this property was sold for approximately
$275,000 less expenses of approximately $13,300 to an affiliated party, resulting in a gain of approximately $5,800.

Noblesville, Indiana

  Unit 2132 is located at 610 West Route 32. The building consists of 1,584 square feet situated on a 26,250 square foot parcel and was constructed in 1982 utilizing stucco over concrete block.

  On August 7, 2000 this property was sold for approximately
$270,000 less expenses of approximately $12,200 to an affiliated party, resulting in a loss of approximately $1,800.

Spartanburg, South Carolina

  Unit 2200 is located at 800 North Pine Street. The building consists of 1,584 square feet situated on a 24,750 square foot parcel and was constructed in 1982 utilizing stucco over concrete block.

  In January 2001, this property was sold for approximately
$175,000 less expenses of approximately $4,000 to an affiliated party, resulting in a loss of approximately $3,900.

  All rental income recorded in 2001 relates to this property.

Winslow, Arizona

  Unit 2091 is located at 1605 North Park Drive. The building consists of 2,808 square feet situated on a 37,651 square foot parcel and was constructed in 1982 utilizing stucco over concrete block.

  Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts, resulting in a reduction in the value of this property of approximately $30,300. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

  On August 7, 2000 this property was sold for approximately
$184,000 less expenses of approximately $11,100 to an affiliated party, resulting in a loss of approximately $2,000.

Ponderosas:

Brandon, Florida

  Unit 1061 is located at 1449 West Brandon Boulevard. The building consists of 6,376 square feet situated on a 50,094 square foot parcel and was constructed in 1985 utilizing wood siding over concrete block.

  Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts, resulting in a reduction in the value of this property of approximately $153,500. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

  On August 7, 2000 this property was sold for approximately
$708,000 less expenses of approximately $27,200 to an affiliated party, resulting in a loss of approximately $1,300.

Johnstown, New York

  Unit 778 is located at Route 30-A and North Comrie Avenue. The building consists of 5,833 square feet situated on a 50,094 square foot parcel and was constructed in 1979 utilizing wood siding over concrete block.

  Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts, resulting in a reduction in the value of this property of approximately $121,500. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

  On August 7, 2000 this property was sold for approximately
$657,000 less expenses of approximately $23,800 to an affiliated party, resulting in a loss of approximately $1,900.

Indianapolis, Indiana

  Unit 109 is located at 2915 South Madison Avenue. The building consists of 7,040 square feet situated on a 79,645 square foot parcel and was constructed in 1969 utilizing wood siding over concrete block.

  On August 7, 2000 this property was sold for approximately
$834,000 less expenses of approximately $26,000 to an affiliated party, resulting in a loss of approximately $1,400.

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

  On October 15, 1999, the Partnership sold this property to the tenant for a sale price of approximately $715,000, resulting in a gain to the Partnership of approximately $189,600.

Chenango, New York

  Unit 673 is located at 1261 Front Street. The building consists of 5,402 square feet situated on a 32,712 square foot parcel and was constructed in 1979 utilizing wood siding over concrete block and face brick.

  Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts, resulting in a reduction in the value of this property of approximately $152,700. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

  On August 7, 2000 this property was sold for approximately
$646,000 less expenses of approximately $23,900 to an affiliated party, resulting in a loss of approximately $1,900.

New Windsor, New York

  Unit 782 is located at 334 Windsor Highway. The building consists of 5,402 square feet situated on a 47,685 square foot parcel and was constructed in 1980 utilizing wood siding over concrete block.

  Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts, resulting in a reduction in the value of this property of approximately $124,000. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

  On August 7, 2000 this property was sold for approximately
$481,000 less expenses of approximately $18,700 to an affiliated party, resulting in a loss of approximately $2,000.

Wadsworth, Ohio

  Unit 775 is located at 135 Great Oaks Trail. The building consists of 5,800 square feet situated on a 43,560 square foot parcel and was constructed in 1986 utilizing stucco over concrete block.

  Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts, resulting in a reduction in the value of this property of approximately $90,600. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

  On August 7, 2000 this property was sold for approximately
$602,000 less expenses of approximately $22,700 to an affiliated party, resulting in a loss of approximately $1,400.


Westerville, Ohio

  Unit 815 is located at 728 South State Street. The building consists of 4,528 square feet situated on a 46,478 square foot parcel and was constructed in 1984 utilizing facebrick with wood siding frontage.

  Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts, resulting in a reduction in the value of this property of approximately $140,900. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

  On August 7, 2000 this property was sold for approximately
$507,000 less expenses of approximately $19,100 to an affiliated party, resulting in a loss of approximately $1,400.

Grand Rapids, Michigan

  Unit 194 is located at 308 North Drake Road. The building consists of 5,088 square feet situated on a 95,383 square foot parcel and was constructed in 1970 utilizing wood siding over concrete block.

  On October 6, 1999, the Partnership sold this property to an unaffiliated third party for approximately $750,000, resulting in a gain to the Partnership of approximately $70,800.

Buffalo, New York

  Unit 667 is located at 2060 Main Street. The building consists of 5,440 square feet situated on a 192,656 square foot parcel and was constructed in 1980 and remodeled in 1987 utilizing wood siding over concrete block with a sloped and shingled roof.

  Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts, resulting in a reduction in the value of this property of approximately $150,200. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

  On August 7, 2000 this property was sold for approximately
$551,000 less expenses of approximately $22,600 to an affiliated party, resulting in a loss of approximately $1,900.

Westbourne, Ohio

  Unit 409 is located at 3328 Westbourne Drive. The building consists of 5,400 square feet situated on a 48,000 square foot parcel and was constructed in 1974 using wood siding over wood frame.

  Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts, resulting in a reduction in the value of this property of approximately $128,100. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

  On August 7, 2000 this property was sold for approximately
$599,000 less expenses of approximately $22,100 to an affiliated party, resulting in a loss of approximately $1,400.

Ponderosa Joint Venture:

Louisville, Kentucky

  Unit 110 is located at 4801 Dixie Highway. The building, built in 1969, consists of 5,100 square feet situated on a 62,496 square foot parcel. The building was constructed utilizing wood siding over concrete block with flagstone.

  Pursuant to the adoption of the liquidation basis of accounting, the Ponderosa Joint Venture's assets were adjusted to net realizable amounts, resulting in the Ponderosa Joint Venture recording a reduction in the value of this property of approximately $15,300.

  On August 7, 2000 this property was sold for approximately
$565,000 less expenses of approximately $17,900 to an affiliated party, resulting in a gain to the Ponderosa Joint Venture of approximately $600.

Cuyahoga Falls, Ohio

  Unit 268 is located at 1641 State Road. The building, built in 1973, consists of 5,587 square feet situated on a 40,228 square foot parcel. The building was constructed utilizing wood siding over concrete block.

  On August 7, 2000 this property was sold for approximately
$589,000 less expenses of approximately $22,000 to an affiliated party, resulting in a loss to the Ponderosa Joint Venture of approximately $1,000.

Tipp City, Ohio

  Unit 785 is located at 135 South Garber. The building, built in 1980, consists of 6,080 square feet situated on a 53,100 square foot parcel. The building was constructed utilizing wood siding over concrete block.

  Pursuant to the adoption of the liquidation basis of accounting, the Joint Venture Partnership's assets were adjusted to net realizable amounts, resulting in the Ponderosa Joint Venture recording a reduction in the value of this property of approximately $96,700.

  On August 7, 2000 this property was sold for approximately
$517,000 less expenses of approximately $17,800 to an affiliated party, resulting in a gain to the Ponderosa Joint Venture of approximately $600.

Tampa, Florida

  Unit 1060 is located at 4420 West Gandy. The building, built in 1986, consists of 5,777 square feet situated on a 50,094 square foot parcel. The building was constructed utilizing wood siding over concrete block.

  Pursuant to the adoption of the liquidation basis of accounting, the Ponderosa Joint Venture's assets were adjusted to net realizable amounts, resulting in the Ponderosa Joint Venture recording a reduction in the value of this property of approximately $69,500.

  On August 7, 2000 this property was sold for approximately
$736,000 less expenses of approximately $24,100 to an affiliated party, resulting in a gain to the Ponderosa Joint Venture of approximately $400.

Mooresville, Indiana

  Unit 1057 is located at 499 South Indiana Street. The building, built in 1981, consists of 6,770 square feet situated on a 63,525 square foot parcel. The building was constructed utilizing wood siding over concrete block.

  Pursuant to the adoption of the liquidation basis of accounting, the Ponderosa Joint Venture's assets were adjusted to net realizable amounts, resulting in the Ponderosa Joint Venture recording a reduction in the value of this property of approximately $93,400.

  On August 7, 2000 this property was sold for approximately
$665,000 less expenses of approximately $20,900 to an affiliated party, resulting in a loss to the Ponderosa Joint Venture of approximately $400.

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

  Pursuant to the adoption of the liquidation basis of accounting, the joint venture partnership's assets were adjusted to net realizable amounts, resulting in the joint venture partnership recording a reduction in the value of this property of approximately $9,100.

  On August 7, 2000 this property was sold for approximately
$6,250,000 less expenses of approximately $133,400 to an affiliated party, resulting in a gain to the joint venture of approximately $1,693,300.

Children's World Learning Centers:

Troy, Michigan

  The Children's World Learning Center is a 6,175 square foot facility located at 1064 East Wattles. The single-story building was constructed in 1985 utilizing a wood frame and a pitched roof with asphalt shingles.

  Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts, resulting in a reduction in the value of this property of approximately $126,900. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

  On August 7, 2000 this property was sold for approximately
$263,000 less expenses of approximately $14,600 to an affiliated party, resulting in a loss of approximately $2,400.

Sterling Heights, Michigan

  The Children's World Learning Center is a 5,005 square foot facility located at 35505 Schoenherr. The single-story building was constructed in 1983 utilizing a wood frame and a pitched roof with asphalt shingles.

  Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts, resulting in a reduction in the value of this property of approximately $135,600. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

  On August 7, 2000 this property was sold for approximately
$142,000 less expenses of approximately $10,300 to an affiliated party, resulting in a loss of approximately $2,200.

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

Item 3. Legal Proceedings.

  Two legal actions, as hereinafter described, against the General Partners of the Partnership and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger, have been settled. On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District Court for the Northern District of Illinois. This approval was obtained on June 18, 1999. The terms of the settlement agreement, along with a Notice to the Class, were forwarded to the Interest Holders in the second quarter of 1999. One additional legal action, which was dismissed on January 28, 1998 had also been brought against the General Partners of the Partnership and affiliates of such General Partners, as well as the Partnership on a nominal basis in connection with the Merger. With respect to these actions the Partnership and the General Partners and their named affiliates denied all allegations set forth in the complaints and vigorously defended against such claims. On November 8, 2001, the Magistrate Judge for the United States district Court for the Northern District of Illinois ruled on the plaintiff's legal fee petition. As a result of this ruling the Partnership will be required to pay to plaintiff's attorneys approximately $191,000. However, the applicable appeal period has not expired, and it is uncertain whether the amount (or a greater or lesser amount) will actually be paid by the Partnership.

ITEM 4. Submission Of Matters To a Vote of Security Holders.

        None.



                             PART II

Item 5.  Market for the Registrant's Units and Related Security
         Holder Matters.

  At December 31, 2001, there were approximately 1,794 Interest Holders in the Partnership. There is no established public trading market for Units and it is not anticipated that there will be a public market for Units. Neither the General Partners nor the Partnership are obligated, but reserve the right, to redeem or repurchase Units. Units may also be purchased by the Plan in certain instances. Any Units so purchased shall be retired.

  Pursuant to the terms of the Agreement, there are restrictions on the ability of the Interest Holders to transfer their Units.
In all cases, the General Partners must consent to the substitution of an Interest Holder.

  The Partnership intends to make a liquidating distribution to Interest Holders from the net sale proceeds remaining from the Partnership's properties after payment of all legal and operating expenses. The Partnership may make partial distributions of the proceeds prior to the final distribution. The timing of the liquidating distribution has not yet been determined.

  Cash distributions to Interest Holders for 2001, 2000 and 1999 were $0, $9,985,104, and $4,418,735, respectively. Prior to the commencement of the Partnership's proxy solicitation in August 1996, distributions were paid four times per year, within 60 days following the end of each calendar quarter. Included in the 2000 and 1999 distributions is a return of capital distribution of $8,041,249 and $1,675,981, respectively, all remaining distributions represent cash flow from operations.


                  BRAUVIN HIGH YIELD FUND L.P.
               (a Delaware limited partnership)
         (Not Covered By Independent Auditor's Report)

Item 6.     Selected Financial Data.

              Years Ended December 31, 2001, 2000 and 1999

                                        2001          2000        1999(c)
Selected Income Statement Data:
Rental income                      $     3,713    $1,317,733 $ 2,410,629
Interest and other income              208,436       221,612      82,896
Net (loss) income                     (120,226)      633,009     145,413
Net (loss) income Per Unit (a)     $     (0.04)   $     0.24 $      0.06

Selected Balance Sheet Data:

Cash and cash equivalents          $ 4,880,885   $ 4,744,948 $ 1,681,705
Real estate held for sale                   --       171,937  10,998,886
Land and buildings                          --            --          --
Investment in Brauvin High
 Yield Venture                              --            --      15,543
Investment in Brauvin Funds
 Joint Venture                              --            --   2,177,679

Total Assets                         4,880,885     5,154,780  15,102,008

Cash distributions to
 General Partners                           --            --      55,603
Cash distributions to
 Interest Holders (b)                       --     9,985,104   4,418,735
Cash distributions to
 Interest Holders per
 Unit(a)                            $       --    $     3.80  $     1.68

(a) Net (loss) income per Unit and cash distributions to Interest Holders per Unit are based on 2,627,503 Units outstanding.

(b) This includes $6,683 paid to various states for income taxes on behalf of all Interest Holders for 1999. Also included in the 2000 amount is a return of capital distribution of $8,041,249. The 1999 amount also includes a return of capital distribution of $1,675,981.

(c) Information in this column reflects results on a going concern basis of accounting from January 1, 1999 to June 19, 1999 and on the liquidation basis of accounting from June 20, 1999 to December 31, 1999.

  The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.





                   BRAUVIN HIGH YIELD FUND L.P.
                  (a Delaware limited partnership)
           (Not Covered By Independent Auditor's Report)

Item 6.   Selected Financial Data - continued.

                   Years Ended December 31, 1998 and 1997

                                            1998             1997

Selected Income Statement Data:
Rental income                            $ 2,483,451     $ 2,514,561
Interest and other income                     81,257         137,130
Net income                                   816,736       2,006,768
Net income Per Unit (a)                  $      0.30     $      0.75

Selected Balance Sheet Data:

Cash and cash equivalents                $ 1,478,616     $ 1,030,464
Land and buildings                        18,177,975      19,322,975
Investment in Brauvin High
 Yield Venture                                18,726          31,007
Investment in Brauvin Funds
 Joint Venture                             2,413,241       2,431,037
Investment in Brauvin
 Gwinnett County Venture                     534,901         543,333
Investment in Brauvin
 Bay County Venture                          165,884         166,329
Total Assets                              18,802,917      19,917,525

Cash distributions to
 General Partners                            105,317              --
Cash distributions to
 Interest Holders (b)                      1,974,310       3,753,547
Cash distributions to
 Interest Holders per
 Unit(a)                                 $      0.75     $      1.43

     (a) Net income per Unit and cash distributions to Interest Holders per Unit are based on 2,627,503 Units outstanding.

     (b) This includes $8,340 and $1,989 paid to various states for income taxes on behalf of all Interest Holders for 1998 and 1997, respectively.

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

Liquidity and Capital Resources

  Pursuant to the terms of an agreement and plan of merger dated as of June 14, 1996, as amended March 24, 1997, June 30, 1997, September 30, 1997, December 31, 1997, March 31, 1998 and June 30, 1998 (the "Merger Agreement"), the Partnership proposed to merge with and into Brauvin Real Estate Funds, L.L.C., a Delaware limited liability company affiliated with certain of the General Partners (the "Purchaser") through a merger (the "Merger") of its Units. On November 8, 1996, the Interest Holders voted on an amendment of the Partnership Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction"). The Merger would not be consummated primarily as a result of litigation that was subsequently settled on April 13, 1999.

  On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval of the United States District Court for the Northern District of Illinois. This approval was obtained on June 18, 1999. The terms of the settlement agreement, along with a Notice to the Class, were forwarded to the Interest Holders in the second quarter of 1999.

  Pursuant to the settlement agreement, the Partnership retained a third-party commercial real estate firm which, under the supervision of an independent special master (the "Special Master") and with the cooperation of the General Partners, marketed the Partnership's properties in order to maximize the return to the Interest Holders (the "Sale Process"). The Sale Process was designed to result in an orderly liquidation of the Partnership, through a sale of substantially all of the assets of the Partnership, a merger or exchange involving the Partnership, or through another liquidating transaction which the Special Master determined was best suited to maximize value for the Interest Holders. Consummation of such sale, merger, exchange, or other transaction will be followed by the orderly distribution of net liquidation proceeds to the Interest Holders.

  The General Partners agreed, as part of the settlement agreement, to use their best efforts to continue to manage the affairs of the Partnership in accordance with their obligations under the Partnership Agreement, to cooperate fully with the Special Master and to waive certain brokerage and other fees. In consideration of this, the General Partners were released from the claims of the class action lawsuit and indemnified for the legal expenses they incurred related to the two lawsuits. Part of this indemnification and release was contingent on the issuance of a certification by the Special Master stating that the General Partners fully cooperated and complied with certain other conditions.

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

  The Special Master approved total reserves for the Partnership in the amount of $4.62 million or $1.758 per Unit. These reserves will be held by the Partnership; and the length of the reserve period and the amounts that will ultimately be distributed to investors will depend on several factors not known at this time. The Partnership intends to make a liquidating distribution to Interest Holders from the net sale proceeds remaining from the Partnership's properties after payment of all legal and operating expenses. The Partnership may make partial distributions of the proceeds prior to the final distribution. The timing of the liquidating distribution has not yet been determined.

  In the third quarter of 2000, the Partnership distributed
$7,061,000 (or $2.687 per Unit) from the sale of the assets.

  On November 8, 2001, the Magistrate Judge for the United States District Court for the Northern District of Illinois ruled on the plaintiff's legal fee petition. As a result of this ruling the Partnership will pay the plaintiff's attorneys approximately $191,000. However, the applicable appeal period has not yet run, and it is uncertain whether the amount (or a greater or lesser amount) will actually be paid by the Partnership.

  Below is a table summarizing the four year historical data for distribution rates per unit:

Distribution
    Date           2001    2000(a)     1999(b)    1998(c) 1997(d)

February 15      $   --    $.2291     $.2898    $   --    $.2274
May 15               --     .2074      .2490     .2473     .2013
August 15            --     .1578      .2398     .1920     .2745
November 15          --     .1275      .2626     .3088     .7245

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

    Per the terms of the Merger, the Partnership's net earnings from April 1996 through July 1996 were to be distributed to the Interest Holders in conjunction with the closing of the Merger. However, because of the lengthy delay and the uncertainty of the ultimate closing date, the General Partners decided to make a significant distribution on December 31, 1997 of the Partnership's earnings. Included in the December 31, 1997 distribution was any prior period earnings including amounts previously reserved for anticipated closing costs.

    During the years ended December 31, 2001, 2000 and 1999, the General Partners and their affiliates earned management fees of $0, $13,138, and $24,322, respectively, and received $0, $0, and $55,603 in operating cash flow distributions for the years ended December 31, 2001, 2000 and 1999, respectively.

Results of Operations - Years ended December 31, 2001 and 2000
(Liquidation Basis)

  As a result of the settlement agreement that was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on the liquidation basis of accounting.

  Prior to the adoption of the liquidation basis of accounting, depreciation was recorded on a straight line basis over the estimated economic lives of the properties. Upon the adoption of the liquidation basis of accounting, real estate held for sale was adjusted to estimated net realizable value and no depreciation expense has been recorded.

   The Partnership had a net loss of $120,000 for the year ended December 31, 2001 compared to a net income of $633,000 for the year ended December 31, 2000, a decrease in net income of $753,000. The decrease in net income is primarily the result of the adjustment to liquidation basis of $1,694,000 that was recorded during 2000, offset by a joint venture's net income of $1,039,000 recorded in the same period, net of the change in operating income as discussed in the following paragraphs.

   Total income was $212,000 for the year ended December 31, 2001 compared to $1,539,000 for the year ended December 31, 2000, a decline of $1,327,000. The decline in rental income relates to the Partnership's sale of its properties that occurred in August 2000 and January 2001. The decline in other income relates to the decline in interest rates the Partnership received on its investments.

   Total expenses were $328,000 for the year ended December 31, 2001 compared to $491,000 for the year ended December 31, 2000, a decrease of $163,000. The primary reason for the change in expenses relates to a decline in general and administrative costs of $253,000 as a result of the limited activity of the Partnership offset by an increase of $103,000 in transaction costs. Transaction costs increased as a result of a judges ruling on the plaintiff's legal fees, which according to the settlement agreement are required to be paid by the Partnership.

Results of Operations - Year ended December 31, 2000 (Liquidation
Basis) and the period June 19, 1999 to December 31, 1999
(Liquidation Basis) and the period January 1, 1999 to June 18, 1999 (Going Concern Basis)

   As discussed above the Partnership adopted the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 19, 1999 have been prepared on a liquidation basis.

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

    As discussed above the Partnership adopted the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 19, 1999 have been prepared on a liquidation basis.

    Comparisons between the various periods are complicated by the change in the basis of the financial statements, however, significant changes between the going concern basis of accounting and the liquidation basis of accounting are detailed above.

Impact of Inflation

    Since all of the Partnership's original property holdings have been sold, the Partnership has some nominal risk associated with inflation. This risk is the result of the timing of the final distribution to the Interest Holders.

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

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.

    On November 6, 2001 the Partnership dismissed Deloitte & Touche LLP as its independent accountant. Deloitte & Touche LLP's report on the financial statements for either of the past two years did not express an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope or accounting principles.
In the Partnership's fiscal years ended 1999 and 2000 and the subsequent interim period preceding the dismissal there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure that would have caused Deloitte & Touche LLP to make reference to the matter in their report. There were no reportable events as that term is described in Item 304(a)(1)(iv)(B) of Regulation S-B.

    On November 7, 2001, the Partnership engaged Altschuler, Melvoin and Glasser LLP as its independent accountant. Neither the Partnership (nor someone on its behalf) consulted Altschuler, Melvoin and Glasser LLP regarding: (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership's financial statements; or (ii) any matter that was either the subject of a disagreement or a reportable event.


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

         Mr. Jerome J. Brault . . . .      Chairman of the Board of
                                 Directors, President, Chief
                                 Executive Officer and Director

         Mr. James L. Brault  . . . . Vice President and Secretary

         Mr. Thomas E. Murphy . . . . Treasurer and Chief Financial
                                 Officer

    The business experience during the past five years of the General Partners and the principal officers and directors of the Corporate General Partner are as follows:

    MR. JEROME J. BRAULT (age 68) chairman of the board of directors, president and chief executive officer of the Corporate General Partner, as well as a principal shareholder of the Corporate General Partner. He is a member and manager of Brauvin Real Estate Funds, L.L.C. He is a member of Brauvin Capital Trust L.L.C. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management
Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. He is the chief executive officer of Brauvin Capital Trust, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

    MR. JAMES L. BRAULT (age 41) is a vice president and secretary and is responsible for the overall operations of the Corporate General Partner and other affiliates of the Corporate General Partner. He is an officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary of Brauvin Net Lease V, Inc. He is a manager of Brauvin Real Estate Funds, L.L.C., Brauvin Capital Trust, L.L.C. and BA/Brauvin L.L.C. He is the president of Brauvin Capital Trust, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

    MR. THOMAS E. MURPHY (age 35) is the treasurer and chief financial officer of the Corporate General Partner and other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc. and Brauvin Net Lease V, Inc. He is the treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in July 1994. Prior to joining the Brauvin organization he was in the accounting department of Zell/Merrill Lynch and First Capital Real Estate Funds where he was responsible for the preparation of the accounting and financial reporting for several real estate limited partnerships and corporations. Mr. Murphy received a B.S. in Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.

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

  The General Partners are entitled to receive Acquisition Fees for services rendered in connection with the selection, purchase, construction or development of any property by the Partnership whether designated as real estate commissions, acquisition fees, finders' fees, selection fees, development fees, construction fees, non-recurring management fees, consulting fees or any other similar fees or commissions, however treated for tax or accounting purposes. Aggregate Acquisition Fees payable to all persons in connection with the purchase of Partnership properties may not exceed such compensation as is customarily charged in arm's-length transactions by others rendering similar services as an ongoing public activity in the same geographic locale and for comparable properties. The aggregate Acquisition Fees to be paid to the General Partners and their affiliates shall not exceed 4-1/2% of the gross proceeds of the Offering. In addition, an additional Acquisition Fee may be paid to the General Partners and its affiliates to the extent of excess working capital reserves (as defined). No acquisition fees were paid in 2001, 2000 or 1999.

  An affiliate of the General Partners may provide leasing and re-leasing services to the Partnership in connection with the management of Partnership properties. The maximum property management fee to the General Partners or their affiliates shall be equal to 1% of the gross revenues of each Partnership property or interest therein; however, the receipt of such property management fees by the General Partners or their affiliates is subordinated to the receipt by the Interest Holders of a 10% non-cumulative, non-compounded annual return on Adjusted Investment. In 2001, 2000 and 1999, the Partnership paid management fees of $0, $14,699 and $24,777, respectively, to affiliates of the General Partners.

 (c, d, e & f) Not applicable.

 (g) The Partnership has no employees and pays no employee or director compensation.

 (h & i)       Not applicable.

 (j)           Compensation Committee Interlocks and Insider
               Participation. Since the Partnership has no employees, it did not have a compensation committee and is not responsible for the payment of any compensation.

 (k)           Not applicable.

 (l)           Not applicable.

 The following is a summary of all fees, commissions and other expenses paid or payable to the General Partners or their affiliates for the years ended December 31, 2001, 2000 and 1999:

                                       2001       2000      1999

 Management fees                     $     --   $ 13,138  $ 24,322
 Reimbursable operating expenses       73,425    239,625   148,516

 As of December 31, 2001, 2000 and 1999, the Partnership has made all payments to affiliates except for $0, $0 and $1,561, respectively, related to management fees. As of December 31, 2000, the Partnership owed $3,812 to an affiliate for real estate tax prorations.

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

    (b) Form 8-K.
    On November 6, 2001, the Fund dismissed Deloitte & Touche LLP as its independent accountant. Additionally on November 7, 2001 the Partnership engaged Altschuler, Melvoin and Glasser LLP as its independent accountant. This Form 8-K was dated November 6, 2001 and filed on November 14, 2001.

    (c) An annual report for the fiscal year 2001 will be sent to the Interest Holders subsequent to this filing.



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



DATED: March 28, 2002




             INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                     Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . .      F-2

Independent Auditors' Report . . . . . . . . . . . . . . . . . .      F-3

Financial Statements:

Statement of Net Assets in Liquidation
as of December 31, 2001 and December 31, 2000
(Liquidation Basis). . . . . . . . . . . . . . . . . . . . . . .      F-4

Statement of Changes in Net Assets
in Liquidation for the year ended December 31, 2001
(Liquidation Basis)  . . . . . . . . . . . . . . . . . . . . . .      F-5

Statement of Changes in Net Assets
in Liquidation for the year ended December 31, 2000
(Liquidation Basis)  . . . . . . . . . . . . . . . . . . . . . .      F-6

Statements of Operations for the year ended December 31,
2001 (Liquidation Basis), for the year ended December 31,
2000 (Liquidation Basis), for the period June 19, 1999
to December 31, 1999 (Liquidation Basis), for the period
January 1, 1999 to June 18, 1999 (Going Concern Basis) . . . . .      F-7

Notes to Financial Statements  . . . . . . . . . . . . . . . . .      F-8

Schedule III -- Real Estate and Accumulated

  Depreciation, December 31, 2001. . . . . . . . . . . . . . . .      F-25

All other schedules provided for in Item 14(a)(2) of Form 10-K are either not required, or are inapplicable, or not material.



INDEPENDENT AUDITORS' REPORT

Partners
Brauvin High Yield Fund L.P.

We have audited the accompanying financial statements of Brauvin High Yield Fund L.P., as of December 31, 2001, and for the year then ended as listed in the index to financial statements. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brauvin High Yield Fund L.P. at December 31, 2001, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America.


Altschuler, Melvoin and Glasser LLP
Chicago, Illinois
January 25, 2002



INDEPENDENT AUDITORS' REPORT

To the Partners
Brauvin High Yield Fund L.P.
Chicago, Illinois

We have audited the accompanying financial statements of Brauvin High Yield Fund L.P., as of December 31, 2000, and for the years ended
December 31, 2000 and 1999 as listed in the index to financial statements. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Brauvin High Yield Fund L.P. at December 31, 2000, and the results of its operations for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.


Deloitte & Touche
Chicago, Illinois
February 16, 2001







                   BRAUVIN HIGH YIELD FUND L.P.
                 (a Delaware limited partnership)

          STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
             DECEMBER 31, 2001 AND DECEMBER 31, 2000

                                    December 31, 2001  December 31,2000

ASSETS
Real estate held for sale                   $        --       $  171,937
Cash and cash equivalents                     4,880,855        4,744,948
Restricted cash                                      --          237,895
  Total Assets                                4,880,855        5,154,780

LIABILITIES
Accounts payable and
  accrued expenses                              212,357          328,107
Rent received in advance                             --            2,937
Reserve for estimated costs during
  the period of liquidation                      98,800          130,000
Due to affiliates                                    --            3,812
  Total Liabilities                             311,157          464,856
Net Assets in Liquidation                   $ 4,569,698       $4,689,924


















         See accompanying notes to financial statements.


        STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
    (LIQUIDATION BASIS) FOR THE YEAR ENDED DECEMBER 31, 2001



Net Assets in Liquidation
at January 1, 2001                            $4,689,924

Loss from operations                            (116,301)

Loss on sale of property                          (3,925)

Net Assets in Liquidation
at December 31, 2001                          $4,569,698












         See accompanying notes to financial statements.






        STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
    (LIQUIDATION BASIS) FOR THE YEAR ENDED DECEMBER 31, 2000



Net Assets in Liquidation
at January 1, 2000                           $14,042,019

Income from operations                         1,048,351

Gain on sale of property                         239,146

Equity interest in Joint
  Venture's net income                         1,039,181

Interest Holder operating
  distributions (a)                           (1,943,855)

Return of capital distributions
  to Interest Holders (b)                     (8,041,249)

Adjustment to liquidation basis               (1,693,669)

Net Assets in Liquidation
at December 31, 2000                         $ 4,689,924

(a) Operating distributions are approximately $0.7398 per Unit.
(b) Return of capital distributions are approximately $3.0602 per Unit.






          See accompanying notes to financial statements.






                          STATEMENTS OF OPERATIONS
                                                                   (Going
                                                                   Concern
                                    (Liquidation Basis)             Basis)
                            Year ended   Year ended  June 19,1999  January 1,
                            December 31, December 31, to December   1999 to
                               2001        2000         1999   June 18, 1999
INCOME
Rental                       $    3,713  $1,317,733  $1,194,208  $1,216,421
Interest and other              208,436     221,612      43,043      39,853
  Total income                  212,149   1,539,345   1,237,251   1,256,274

EXPENSES
General and administrative      127,467     380,446     113,273     116,021
Management fees (Note 4)             --      13,138      12,000      12,322
Transaction costs (Note 7)      200,983      97,410      53,536     142,211
Depreciation                         --          --          --     177,073
                                328,450     490,994     178,809     447,627
(Loss) income before gain on
 sale of property and equity
 interest in joint ventures    (116,301)  1,048,351   1,058,442     808,647
(Loss) gain on sale of
             property            (3,925)    239,146     316,558          --
(Loss) income before equity
 interest in joint ventures    (120,226)  1,287,497   1,375,000     808,647

Equity Interest in Joint
 Ventures' net (loss) income:
Brauvin High Yield Venture           --        (598)        353       2,615
Brauvin Funds Joint Venture          --   1,039,779     (65,093)    145,581
Brauvin Gwinnett County
 Venture                             --          --      (7,209)     24,390
Brauvin Bay County Venture           --          --     (12,297)      6,953
Total Joint Venture
 net income (loss)                   --   1,039,181     (84,246)    179,539
(Loss) income before
 adjustment to liquidation
             basis             (120,226)  2,326,678   1,290,754     988,186
Adjustment to liquidation
             basis                   --  (1,693,669) (2,133,527)         --

Net (loss) income            $ (120,226) $  633,009  $ (842,773)  $ 988,186

Net (loss) income allocated to:
 General Partners            $   (2,405) $   12,660  $  (16,855)  $  19,764
 Interest Holders            $ (117,821) $  620,349  $ (825,918)  $ 968,422

Net (loss) income per
 Unit outstanding (a)        $    (0.04) $     0.24   $   (0.31)  $    0.37

(a) Net (loss) income per Unit and cash distributions to Interest Holders per Unit are based on 2,627,503 Units outstanding.


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

 The Partnership was formed on January 6, 1987 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on September 4, 1987. The sale of the minimum of $1,200,000 of depository units representing beneficial assignments of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on November 18, 1987. The Partnership's offering closed on May 19, 1988. A total of $25,000,000 of Units were subscribed for and issued between September 4, 1987 and May 19, 1988, pursuant to the Partnership's public offering. Through December 31, 2001, 2000 and 1999 the Partnership had sold $27,922,102 of Units. This total includes $2,922,102 of Units purchased by Interest Holders who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $1,647,070 have been repurchased by the Partnership from Interest Holders liquidating their investment in the Partnership and have been retired as of December 31, 2001, 2000 and 1999. As of December 31, 2001, the Plan participants have acquired Units under the Plan which approximate 10% of total Units outstanding.

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

 Prior to 1999, the Partnership sold its interest in one Ponderosa owned through a Joint Venture. In 1999, the Partnership sold one of its Taco Bell units. In addition, two Ponderosa restaurants were sold in 1999 by the Partnership, and the Partnership also sold its joint venture interests in the CompUSA store and the Blockbuster Video Store.

 Pursuant to the approval of the Special Master and the United States District Court, on August 7, 2000, an affiliated entity purchased all but one of the Partnership's remaining properties resulting in net proceeds to the Partnership of approximately $11,681,000. The Partnership sold its sole remaining property to an affiliate in January 2001 for a contract price of $175,000.

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

 Basis of Accounting

 As a result of the settlement agreement (see Note 7), which was approved by the United States District Court for the Northern District of Illinois on June 18, 1999, the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of assets are presented at estimated net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of December 31, 2001.

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

 Investment in Real Estate

 Prior to the conversion to the liquidation basis of accounting, the operating properties acquired by the Partnership were stated at cost including acquisition costs, net of impairment adjustments. Depreciation expense was computed on a straight-line basis over approximately 35 years.

 The Partnership records an impairment change to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary (see Notes 2 and 8).

 Investment in Joint Ventures

 Prior to August 7, 2000 the Partnership owned a 1% equity interest in Brauvin High Yield Venture, which owned the land and building underlying five Ponderosa restaurants and a 49% equity interest in Brauvin Funds Joint Venture, which owned the land and building underlying a Scandinavian Health Spa. Previously, on December 30, 1999, the Partnership sold its 23.4% joint venture equity interest in Brauvin Gwinnett County Venture, and its 16% equity interest in Brauvin Bay County Venture, which owned the land and building underlying a CompUSA store and the land and building underlying a Blockbuster Video store, respectively. The accompanying financial statements include the investments in Brauvin High Yield Venture, Brauvin Funds Joint Venture, Brauvin Gwinnett County Venture and Brauvin Bay County Venture, using the equity method of accounting.

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

 In November 2000, the General Partners received certification from the Special Master and subsequently in January 2001 that the restricted cash was released to the General Partners.

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

 The fair value estimates presented herein are based on information available to management as of December 31, 2001 and 2000, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

 The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; accounts payable and accrued expenses; rent received in advance and due to affiliates.

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

 In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which is effective for years beginning after June 15, 2002. SFAS 143 requires recognition of a liability and associated asset for the fair value of costs arising from legal obligations associated with the retirement of tangible long-lived assets. The asset is to be allocated to expense over its estimated useful life.

 In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 144 retains the recognition and measurement requirements of SFAS 121, but resolves significant SFAS 121 implementation issues. In addition, it applies to a segment of a business accounted for as a discontinued operation (which was formerly covered by portions of Accounting Principles Board Opinion No. 30).

 The Partnership does not believe that the adoption of SFAS 141, 142, 143 and 144 will have a significant impact on its financial statements.

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

 On November 19, 1999, the United States District Court approved a bid for the sale of the Partnership's assets in an amount of approximately $13,882,300 which sale was not consummated.

 In 2000, an affiliated entity proposed purchasing all of the Partnership's assets for approximately $12,550,000 (inclusive of all the joint venture interests). In May 2000, the Special Master approved this proposal and recommended that the United States District Court for the Northern District of Illinois approve this bid. As a result the Partnership further adjusted its investment in real estate to decrease the value of real estate held for sale by $1,693,669.

 Pursuant to the approval of the Special Master and the United States District Court, on August 7, 2000, an affiliated entity purchased all but one of the Partnership's properties. In January 2001, the Partnership sold its last remaining property to another affiliated purchaser.

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

  Fees, commissions and other expenses paid or payable to the General Partners or their affiliates for the years ended December
31, 2001, 2000 and 1999 were as follows:

                           2001        2000       1999

Management fees        $      --    $ 13,138    $ 24,322
Reimbursable operating
  expenses                73,425     239,625     148,516

  As of December 31, 2001 and 2000, the Partnership has made all payments to affiliates related to management fees. As of December 31, 2001, the Partnership owed an affiliate $3,812 for real estate tax prorations.

(5) WORKING CAPITAL RESERVES

  The Partnership had set aside 1% of the gross proceeds of its public offering as a working capital reserve, which was subsequently reduced to 1/2% ($125,000) which is included in Cash and cash equivalents at December 31, 2001 and 2000.

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

 The following are condensed financial statements for the Brauvin
High Yield Venture, Brauvin Funds Joint Venture, Brauvin Gwinnett
County Venture and Brauvin Bay County Venture:


                   BRAUVIN HIGH YIELD VENTURE

                                                        Going
                                                       Concern
                                Liquidation Basis       Basis
                             January 1,   June 19,    January 1,
                              2000 to     1999 to      1999 to
                             August 7,    December     June 18,
                               2000       31, 1999       1999

Rental and other income      $393,412     $316,167     $316,090
Expenses:
 Depreciation                      --           --       45,848
 Management fees                3,747        3,206        3,084
 Operating and
  administrative               43,795        2,750        5,688
                               47,542        5,956       54,620
Net income before gain
 on sale of property          345,870      310,211      261,470
Gain on sale of property          215           --           --
Net income before adjustment
 to liquidation basis         346,085      310,211      261,470
Adjustment to
  liquidation basis          (405,909)    (274,916)          --
Net (loss) income            $(59,824)    $ 35,295     $261,470


                    BRAUVIN FUNDS JOINT VENTURE

                          Going Concern
                              Liquidation Basis         Basis
                           January 1,    June 19,     January 1,
                            2000 to      1999 to       1999 to
                            August 7,    December      June 18,
                               2000      31, 1999        1999

Rental and other income    $  435,534    $ 361,929    $357,294
Expenses:
 Depreciation                      --           --      55,048
 Management fees                4,292        3,693       3,616
 Operating and
  administrative                2,504        2,782       1,525
                                6,796        6,475      60,189
Net income before gain
 on sale                      428,738      355,454     297,105
Gain on sale of
 property                   1,693,260           --          --
Net income before
 adjustment to liquidation
 basis                      2,121,998      355,454     297,105

Adjustment to
  liquidation basis                --     (488,299)         --
Net income                 $2,121,998    $(132,845)   $297,105



                         BRAUVIN GWINNETT COUNTY VENTURE

                             Liquidation Basis      Going Concern Basis
                                June 19, 1999           January 1,
                               to December 30,        1999 to June
                                     1999               18, 1999

Rental and other income           $ 129,298             $137,199
Expenses:
 Depreciation                            --               22,876
 Management fees                      1,298                1,319
 Operating and
  administrative                     11,443                8,775
                                     12,741               32,970
Net income before adjustment
 to liquidation basis               116,557              104,229
Adjustment to
  liquidation basis                (147,363)                  --
Net (loss) income                 $ (30,806)            $104,229

                   BRAUVIN BAY COUNTY VENTURE

                      Liquidation Basis  Going Concern Basis
                                June 19, 1999    January 1,
                               to December 30,   1999 to
                                    1999       June 18, 1999

Rental and other income            $ 56,473      $54,625
Expenses:
 Depreciation                            --        8,823
 Management fees                        501          794
 Operating and
  administrative                      2,042        1,550
 Loss on sale
  of property                       130,788           --
                                    133,331       11,167

Net (loss) income                  $(76,858)     $43,458

(7) MERGER AND LITIGATION

    Merger

  Pursuant to the terms of an agreement and plan of merger dated as of June 14, 1996, as amended March 24, 1997, June 30, 1997 and September 30, 1997, December 31, 1997, March 31, 1998 and June 30, 1998 (the "Merger Agreement"), the Partnership proposed to merge with and into Brauvin Real Estate Funds L.L.C., a Delaware limited liability company (the "Purchaser"), which was affiliated with certain of the General Partners. Promptly upon consummation of the merger, the Partnership would have ceased to exist and the Purchaser, as the surviving entity, would have succeeded to all of the assets and liabilities of the Partnership. The Interest Holders holding a majority of the Units voted on the merger on November 8, 1996. The Interest Holders also voted on an amendment to the Agreement allowing the Partnership to sell or lease property to affiliates.

  The merger was not completed primarily due to certain litigation, as described below. The General Partners believed that these lawsuits were without merit.

  By agreement of the Partnership and the General Partners and pursuant to a motion of the General Partners, the District Court entered an order preventing the Partnership and the General Partners from completing the merger or otherwise disposing of all or substantially all of the Partnership's assets until further order of the Court.

  Litigation

  Two legal actions against the Partnership, the General Partners and affiliates of such General Partners, in connection with the merger have been settled. On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District Court for the Northern District of Illinois. This approval was obtained on June 18, 1999. The terms of the settlement agreement, along with a Notice to the Class, were forwarded to the Interest Holders in the second quarter of 1999. One additional legal action, which was dismissed on January 28, 1998 had also been brought against the General Partners and affiliates of such General Partners, as well as the Partnership on a nominal basis in connection with the merger. The Partnership, the General Partners and their named affiliates denied all allegations set forth in the complaints.

  On November 8, 2001, the Magistrate Judge for the United States district Court for the Northern District of Illinois ruled on the plaintiff's legal fee petition. As a result of this ruling the Partnership will be required to pay to plaintiff's attorneys approximately $191,000. However, the applicable appeal period has not expired, and it is uncertain whether the amount (or a greater or lesser amount) will actually be paid by the Partnership.

(8)  SALE OF PARTNERSHIP ASSETS

   On November 19, 1999, the United States District Court approved a bid for the sale of the Partnership's Assets in an amount of approximately $13,882,300 which sale was not consummated.

   In 2000, an affiliated entity proposed purchasing all of the Partnership's assets for approximately $12,550,000 (inclusive of all the joint venture interests). In May 2000, the Special Master approved this proposal and recommended that the United States District Court for the Northern District of Illinois approve this bid.

   In conjunction with the sale, the Special Master approved total reserves for the Partnership in the amount of $4,620,228. These reserves are to be held by the Partnership and after payment of all legal and operating expenses, the balance is to be distributed the Interest Holders.

   Pursuant to the approval of the Special Master and the United States District Court, on August 7, 2000, an affiliated entity purchased all but one of the Partnership's properties. The Partnership sold its sole remaining property to an affiliate in January 2001 for a contract sale price of $175,000.

(9) LEASES

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

                                                            SCHEDULE III
                                                    BRAUVIN HIGH YIELD FUND L.P.
                                                  (a Delaware limited partnership)

                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          DECEMBER 31, 2001
                                                                            Gross Amount at Which Carried
                                            Initial Cost (a)                 at  Close of Period (b)
                                             Buildings,                        Buildings,   Real
                                              Personal     Cost of             Personal     Estate
                                           Property and   Subsequent         Property and   Held for Accumulated
     Date
  Description     Encumbrances(c)   Land   Improvements Improvements   Land   Improvements
Sale    Depreciation    Acquired
Taco Bells            $0         $2,245,312 $5,239,062        $0  $2,093,512 $ 4,884,862   $       0
$1,696,083    12/87-2/88
Ponderosas             0          3,167,168  7,390,057         0   2,975,468   6,942,757           0
2,229,935    9/88-11/89
Children's World
 Learning Centers      0            356,288    831,338         0     356,288     831,338           0
227,948          7/89
Unallocated additional
 Acquisition Fee       0                  0     93,750         0           0      93,750           0     27,013
11/90-12/90
Adjustment to
 liquidation basis of
 accounting and property
 dispositions (d)      0                  0          0         0  (5,425,268)(12,752,707)          0 (4,180,979)
                      $0         $5,768,768$13,554,207        $0  $        0 $         0   $       0 $        0

<F1>
NOTES:
         (a)  The cost of this real estate is $19,322,975  for tax purposes (unaudited).  The buildings are depreciated over
              approximately 35 years using the straight line method.  The properties were constructed between 1969 and 1986.
         (b)  The following schedule summarizes the changes in the Partnership's real estate and accumulated depreciation balances:

        Real estate                                                2001           2000            1999
         Balance at beginning of year                          $   171,937    $10,998,886     $18,177,975
         Adjustment to liquidation basis of accounting (d)              --     (1,693,669)     (5,558,852)
         Property sales                                           (171,937)    (9,133,280)     (1,620,237)
         Balance at end of year                                $         0    $   171,937     $10,998,886

        Accumulated depreciation                                   2001          2000             1999
         Balance at beginning of year                                  $--            $--     $ 4,003,906
         Provision for depreciation                                     --             --         177,073
         Adjustment to liquidation basis of accounting                  --             --      (4,180,979)
         Balance at end of year                                        $--            $--     $        --

         (c)  Encumbrances - Brauvin High Yield Fund L.P. did not borrow cash in order to purchase its properties.
              100% of the land and buildings were paid for with funds contributed by the Interest
Holders.
         (d)  On June 18, 1999, the Partnership adopted the liquidation basis of accounting.  In conjunction with
              the adoption to the liquidation basis of accounting the carrying value of the assets were recorded at
              net realizable amounts (estimated sales price less all costs associated with the sale of the properties)
              and the designation of land and building were classified as into real estate held for sale.


                             EXHIBITS

                                TO

                   BRAUVIN HIGH YIELD FUND L.P.
                      FORM 10-K ANNUAL REPORT
                        FOR THE YEAR ENDED
                         DECEMBER 31, 2001

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