Form 10-Q
period 2002-03-31
BRAUVIN HIGH YIELD FUND L P
filed 2002-05-21
CIK 810587

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q



[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

          For the quarterly period ended   March 31, 2002

                                or

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


                              INDEX

                                                               Page
PART I  Financial Information

Item 1. Financial Statements . . . . . . . . . . . . . . . . . . .  3

        Statements of Net Assets in Liquidation as of
        March 31, 2002 and December 31, 2001
        (Liquidation Basis). . . . . . . . . . . . . . . . . . . .  4

        Statement of Changes in Net Assets in Liquidation
        for the period January 1, 2002 to March 31, 2002
        (Liquidation Basis). . . . . . . . . . . . . . . . . . . .  5

        Statement of Changes in Net Assets in Liquidation
        for the period January 1, 2001 to March 31, 2001
        (Liquidation Basis). . . . . . . . . . . . . . . . . . . .  6

        Statement of Operations for the three months
        ended March 31, 2002 and March 31, 2001
        (Liquidation Basis)  . . . . . . . . . . . . . . . . . .    7

        Notes to Financial Statements. . . . . . . . . . . . . . .  8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . . . . .  17

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk. . . . . . . . . . . . . . . . . . . . . . . .  19

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  20

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . .  20

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . .  20

Item 4. Submissions of Matters to a Vote of
        Security Holders . . . . . . . . . . . . . . . . . . . . .  20

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . .  20

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  20

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21


                  PART I - FINANCIAL INFORMATION


ITEM 1. Financial Statements

  Except for the December 31, 2001 Statements of Net Assets in Liquidation (Liquidation Basis), the following Statement of Net Assets in Liquidation as of March 31, 2002, Statement of Changes in Net Assets in Liquidation for the period January 1, 2002 to March 31, 2002 (Liquidation Basis), Statement of Changes in Net Assets in Liquidation for the period January 1, 2001 to March 31, 2001 (Liquidation Basis) and Statements of Operations for the three months ended March 31, 2002 and the three months ended March 31, 2001 (Liquidation Basis) for Brauvin High Yield Fund L.P. (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2001 Annual Report on Form 10-K.




         STATEMENTS OF NET ASSETS IN LIQUIDATION AS OF
    MARCH 31, 2002 AND DECEMBER 31, 2001 (LIQUIDATION BASIS)

                                                  March 31,  December 31,
                                                    2002          2001
ASSETS
Cash and cash equivalents                       $4,877,079    $4,880,855
  Total Assets                                   4,877,079     4,880,855


LIABILITIES:
Accounts payable and accrued
 expenses                                          216,775       212,357
Reserve for estimated costs during
 the period of liquidation                         104,175        98,800
  Total Liabilities                                320,950       311,157

Net Assets in Liquidation                       $4,556,129    $4,569,698







         See accompanying notes to financial statements.



             STATEMENT OF CHANGES IN NET ASSETS IN
         LIQUIDATION (LIQUIDATION BASIS) FOR THE PERIOD
               JANUARY 1, 2002 TO MARCH 31, 2002
                          (Unaudited)




Net Assets in Liquidation at
  January 1, 2002                              $ 4,569,698

Loss from operations                               (13,569)

Net Assets in Liquidation at
  March 31, 2002                               $ 4,556,129










        See accompanying notes to financial statements.





             STATEMENT OF CHANGES IN NET ASSETS IN
         LIQUIDATION (LIQUIDATION BASIS) FOR THE PERIOD
               JANUARY 1, 2001 TO MARCH 31, 2001
                          (Unaudited)




Net Assets in Liquidation at
  January 1, 2001                              $ 4,689,924

Income from operations                              19,839

Loss on sale of property                            (3,925)

Net Assets in Liquidation at
  March 31, 2001                               $ 4,705,838











         See accompanying notes to financial statements.


                    STATEMENTS OF OPERATIONS
              For the Three Months Ended March 31,
                      (Liquidation Basis)
                          (Unaudited)

                                                  2002           2001
INCOME:
Rental                                         $     --      $   3,713
Interest                                         23,696         73,914
     Total income                                23,696         77,627

EXPENSES:
General and administrative                       37,265         43,555
Transaction costs                                    --         14,233
     Total expenses                              37,265         57,788

(Loss) income before loss on sale
  of property                                   (13,569)        19,839

Loss on sale of property                             --         (3,925)

Net (loss) income                              $(13,569)     $  15,914

Net (loss) income allocated to:
  General Partners                             $   (271)     $     318
  Interest Holders                             $(13,298)     $  15,596

Net (loss) income per Unit
  outstanding (2,627,503
  Units outstanding)                           $  (0.01)     $    0.01






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

  The Partnership was formed on January 6, 1987 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on September 4, 1987. The sale of the minimum of $1,200,000 of depository units representing beneficial assignments of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on November 18, 1987. The Partnership's offering closed on May 19, 1988. A total of $25,000,000 of Units were subscribed for and issued between September 4, 1987 and May 19, 1988, pursuant to the Partnership's public offering. Through March 31, 2002 the Partnership had sold $27,922,102 of Units. This total includes $2,922,102 of Units purchased by Interest Holders who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $1,647,070 have been repurchased by the Partnership from Interest Holders liquidating their investment in the Partnership and have been retired as of March 31, 2002. As of March 31, 2002, the Plan participants have acquired Units under the Plan which approximate 10% of total Units outstanding.

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

 Basis of Accounting

 As a result of the settlement agreement (see Note 6), which was approved by the United States District Court for the Northern District of Illinois on June 18, 1999, the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of assets are presented at estimated net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of March 31, 2002.

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

 The Partnership records an impairment change to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary (see Note 2).

 Cash and Cash Equivalents

 Cash and cash equivalents include all highly liquid debt instruments with an original maturity within three months of purchase.

 Restricted Cash

 Per the terms of the settlement agreement (see Note 6) the Partnership was required to establish a cash reserve that was restricted for the payment of the General Partners' legal fees and costs. The release of these funds to the General Partners was subject to the certification by the Special Master that the General Partners have been cooperative, did not breach their fiduciary duties to the Interest Holders, did not breach the settlement agreement or the Partnership Agreement and used their best efforts to manage the affairs of the Partnership in such a manner as to maximize the value and marketability of the Partnership's assets in accordance with their obligations under the Partnership Agreement.

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

 In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

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

 In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which was effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 144 retains the recognition and measurement requirements of SFAS 121, but resolves significant SFAS 121 implementation issues. In addition, it applies to a segment of a business accounted for as a discontinued operation (which was formerly covered by portions of Accounting Principles Board Opinion No. 30).

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

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the three months ended March 31, 2002 and 2001 were as follows:

                                       2002       2001
Reimbursable operating
  expenses                           $17,785    $19,780

   The Partnership sold its sole remaining property to an affiliate in January 2001 for a contract sale price of $175,000.

(5) WORKING CAPITAL RESERVES

  The Partnership had set aside 1% of the gross proceeds of its public offering as a working capital reserve, which was subsequently reduced to 1/2% ($125,000) which is included in Cash and cash equivalents at March 31, 2002 and 2001.

(6) LITIGATION

   Two legal actions against the Partnership, the General Partners and affiliates of such General Partners, in connection with a proposed transaction that was not consummated, have been settled. On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District Court for the Northern District of Illinois. This approval was obtained on June 18, 1999. The terms of the settlement agreement, along with a Notice to the Class, were forwarded to the Interest Holders in the second quarter of 1999. One additional legal action, which was dismissed on January 28, 1998 had also been brought against the General Partners and affiliates of such General Partners, as well as the Partnership on a nominal basis. The Partnership, the General Partners and their named affiliates denied all allegations set forth in the complaints.

   On November 8, 2001, the Magistrate Judge for the United States district Court for the Northern District of Illinois ruled on the plaintiff's legal fee petition. As a result of this ruling the Partnership will be required to pay to plaintiff's attorneys approximately $191,000. However, based on Plaintiff's challenge to the ruling, it is uncertain whether the amount (or a greater or lesser amount) will actually be paid by the Partnership.

(7)  SALE OF PARTNERSHIP ASSETS

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

  During the three months ended March 31, 2002 and 2001, the General Partners and their affiliates did not earn any management fees, and did not receive any Operating Cash Flow distributions.

Results of Operations (Liquidation Basis) - Three months ended
March 31, 2002 and 2001

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

  The Partnership had net loss of $14,000 for the three months ended March 31, 2002 compared to a net income of $16,000 for the three months ended March 31, 2001 a decrease in net income of $30,000. The decrease in net income is primarily the result of the change in operating income and expenses as discussed in the following paragraphs.

  Total income was $24,000 for the three months ended March 31, 2002 compared to $78,000 for the three months ended March 31, 2001, a decline of $54,000. The $50,000 decline in interest income is associated with a decline in interest rates on the Partnership's investments. The decline in rental income relates to the Partnership's sale of its property that occurred in January 2001.

  Total expenses were $37,000 for the three months ended March
31, 2002 compared to $58,000 for the three months ended March 31, 2001, a decrease of $21,000. The reason for the change in expenses relates to a decline in transaction costs of $14,000 and a decline in general and administrative expense of $6,000. General and administrative expense declined as a result of the Partnership reclassifying certain expenses to reduce the reserve for estimated costs during liquidation. These expenses were reclassified since the Partnership no longer has any operating properties and the liquidation process has begun.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

         The Partnership does not engage in any hedge transactions or derivative financial instruments.


                   PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings.
                    Two legal actions, as hereinafter described,
                 against the General Partners of the Partnership and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with a proposed transaction that was not consummated, have been settled. On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District Court for the Northern District of Illinois. This approval was obtained on June 18, 1999. The terms of the settlement agreement, along with a Notice to the Class, were forwarded to the Interest Holders in the second quarter of 1999. One additional legal action, which was dismissed on January 28, 1998 had also been brought against the General Partners of the Partnership and affiliates of such General Partners, as well as the Partnership on a nominal basis in connection with the Merger. With respect to these actions the Partnership and the General Partners and their named affiliates denied all allegations set forth in the complaints and vigorously defended against such claims.

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

                    DATE: May 21, 2002



                    BY:   /s/ Thomas E. Murphy
                          Thomas E. Murphy
                          Chief Financial Officer and Treasurer

                    DATE: May 21, 2002