Form 10-Q
period 2002-06-30
BRAUVIN HIGH YIELD FUND L P
filed 2002-08-14
CIK 810587

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q



[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

             For the quarterly period ended   June 30, 2002

                                or

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


                               INDEX

                                                                  Page
PART I  Financial Information

Item 1. Financial Statements . . . . . . . . . . . . . . . . . . .  3

        Statements of Net Assets in Liquidation as of
        June 30, 2002 and December 31, 2001
        (Liquidation Basis). . . . . . . . . . . . . . . . . . . .  4

        Statement of Changes in Net Assets in Liquidation
        for the period January 1, 2002 to June 30, 2002
        (Liquidation Basis). . . . . . . . . . . . . . . . . . . .  5

        Statement of Changes in Net Assets in Liquidation
        for the period January 1, 2001 to June 30, 2001
        (Liquidation Basis). . . . . . . . . . . . . . . . . . . .  6

        Statement of Operations for the six months
        ended June 30, 2002 and June 30, 2001
        (Liquidation Basis)  . . . . . . . . . . . . . . . . . .    7

        Statement of Operations for the three months
        ended June 30, 2002 and June 30, 2001
        (Liquidation Basis)  . . . . . . . . . . . . . . . . . .    8

        Notes to Financial Statements. . . . . . . . . . . . . . .  9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . . . . .  18

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk. . . . . . . . . . . . . . . . . . . . . . . .  20

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  21

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . .  21

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . .  21

Item 4. Submissions of Matters to a Vote of
        Security Holders . . . . . . . . . . . . . . . . . . . . .  21

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . .  21

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  21

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22


                  PART I - FINANCIAL INFORMATION


ITEM 1. Financial Statements

  Except for the December 31, 2001 Statement of Net Assets in Liquidation (Liquidation Basis), the following Statement of Net Assets in Liquidation as of June 30, 2002, Statement of Changes in Net Assets in Liquidation for the period January 1, 2002 to June 30, 2002 (Liquidation Basis), Statement of Changes in Net Assets in Liquidation for the period January 1, 2001 to June 30, 2001 (Liquidation Basis), Statements of Operations for the six months ended June 30, 2002 and June 30, 2001 (Liquidation Basis) and Statements of Operations for the three months ended June 30, 2002 and June 30, 2001 (Liquidation Basis) for Brauvin High Yield Fund L.P. (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2001 Annual Report on Form 10-K.




         STATEMENTS OF NET ASSETS IN LIQUIDATION AS OF
    JUNE 30, 2002 AND DECEMBER 31, 2001 (LIQUIDATION BASIS)


                                             (Unaudited)
                                             June 30,    December 31,
                                               2002          2001
ASSETS
Cash and cash equivalents                   $4,870,418    $4,880,855
  Total Assets                               4,870,418     4,880,855


LIABILITIES
Accounts payable and accrued
 expenses                                      208,285       212,357
Reserve for estimated costs during
 the period of liquidation                     109,550        98,800
Due to affiliate                                 4,120            --
  Total Liabilities                            321,955       311,157

Net Assets in Liquidation                   $4,548,463    $4,569,698










         See accompanying notes to financial statements.





              STATEMENT OF CHANGES IN NET ASSETS IN
         LIQUIDATION (LIQUIDATION BASIS) FOR THE PERIOD
                JANUARY 1, 2002 TO JUNE 30, 2002
                          (Unaudited)




Net Assets in Liquidation at
  January 1, 2002                              $ 4,569,698

Net loss                                           (21,235)

Net Assets in Liquidation at
  June 30, 2002                                $ 4,548,463











        See accompanying notes to financial statements.





             STATEMENT OF CHANGES IN NET ASSETS IN
         LIQUIDATION (LIQUIDATION BASIS) FOR THE PERIOD
                JANUARY 1, 2001 TO JUNE 30, 2001
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




                  STATEMENTS OF OPERATIONS
        FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                      (LIQUIDATION BASIS)
                          (Unaudited)

                                            2002           2001
INCOME:
Rental                                   $     --      $   3,713
Interest                                   46,917        130,565
     Total income                          46,917        134,278

EXPENSES:
General and administrative                 68,152         60,395
Transaction costs                              --         17,711
     Total expenses                        68,152         78,106

(Loss) income before loss on sale
  of property                             (21,235)        56,172

Loss on sale of property                       --         (3,925)

Net (loss) income                        $(21,235)     $  52,247

Net (loss) income allocated to:
  General Partners                       $   (425)     $   1,045
  Interest Holders                       $(20,810)     $  51,202

Net (loss) income per Unit
  outstanding (2,627,503
  Units outstanding)                     $  (0.01)     $    0.02













         See accompanying notes to financial statements




                    STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                      (LIQUIDATION BASIS)
                          (Unaudited)

                                            2002           2001
INCOME:

Interest                                 $ 23,221       $ 56,651
     Total income                          23,221         56,651

EXPENSES:
General and administrative                 30,887         16,839
Transaction costs                              --          3,478
     Total expenses                        30,887         20,317

Net (loss) income                        $ (7,666)      $ 36,334

Net (loss) income allocated to:
  General Partners                       $   (153)      $    727
  Interest Holders                       $ (7,513)      $ 35,607

Net (loss) income per Unit
  outstanding (2,627,503
  Units outstanding)                     $  (0.00)      $   0.01

















         See accompanying notes to financial statements




                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

                 NOTES TO FINANCIAL STATEMENTS
        For the six months ended June 30, 2002 and 2001
                          (Unaudited)

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

  The Partnership was formed on January 6, 1987 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on September 4, 1987. The sale of the minimum of $1,200,000 of depository units representing beneficial assignments of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on November 18, 1987. The Partnership's offering closed on May 19, 1988. A total of $25,000,000 of Units were subscribed for and issued between September 4, 1987 and May 19, 1988, pursuant to the Partnership's public offering. Through June 30, 2002 the Partnership had sold $27,922,102 of Units. This total includes $2,922,102 of Units purchased by Interest Holders who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $1,647,070 have been repurchased by the Partnership from Interest Holders liquidating their investment in the Partnership and have been retired as of June 30, 2002. As of June 30, 2002, the Plan participants have acquired Units under the Plan which approximate 10% of total Units outstanding.

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

 Basis of Accounting

 As a result of the settlement agreement (see Note 5), which was approved by the United States District Court for the Northern District of Illinois on June 18, 1999, the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of assets are presented at estimated net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of June 30, 2002.

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

 Restricted Cash

 Per the terms of the settlement agreement (see Note 5) the Partnership was required to establish a cash reserve that was restricted for the payment of the General Partners' legal fees and costs. The release of these funds to the General Partners was subject to the certification by the Special Master that the General Partners have been cooperative, did not breach their fiduciary duties to the Interest Holders, did not breach the settlement agreement or the Partnership Agreement and used their best efforts to manage the affairs of the Partnership in such a manner as to maximize the value and marketability of the Partnership's assets in accordance with their obligations under the Partnership Agreement.

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

 In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which was effective for years beginning after June 15, 2002. SFAS 143 requires recognition of a liability and associated asset for the fair value of costs arising from legal obligations associated with the retirement of tangible long-lived assets. The asset is to be allocated to expense over its estimated useful life.

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

  Fees, commissions and other expenses paid or payable to the General Partners or their affiliates for the six months ended June 30, 2002 and 2001 were as follows:

                                       2002        2001
Reimbursable operating
  expenses                           $30,085     $23,825

   As of June 30, 2002 the Partnership owed an affiliate $4,120 related to reimbursable operating expenses.

   The Partnership sold its sole remaining property to an affiliate in January 2001 for a contract sale price of $175,000.

(4) WORKING CAPITAL RESERVES

  The Partnership had set aside 1% of the gross proceeds of its public offering as a working capital reserve, which was subsequently reduced to 1/2% ($125,000) which is included in cash and cash equivalents at June 30, 2002 and 2001.

(5) LITIGATION

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

   On November 8, 2001, the Magistrate Judge for the United States district Court for the Northern District of Illinois ruled on the plaintiff's legal fee petition. As a result of this ruling the Partnership will be required to pay to plaintiff's attorneys approximately $191,000. The plaintiff's attorneys subsequently challenged this ruling. On July 19, 2002, the Assigned Judge for the Northern District of Illinois affirmed the legal fee petition ruling of the Magistrate Judge. The plaintiff's attorneys may also challenge this ruling. In addition, the Partnership may cross appeal the fee ruling. Therefore, it is uncertain whether this amount (or a greater or lesser amount) will actually be paid by the Partnership.

(6)  SALE OF PARTNERSHIP ASSETS

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

   On November 8, 2001, the Magistrate Judge for the United States District Court for the Northern District of Illinois ruled on the plaintiff's legal fee petition. As a result of this ruling the Partnership will pay the plaintiff's attorneys approximately $191,000. The plaintiff's attorneys subsequently challenged this ruling. On July 19, 2002, the Assigned Judge for the Northern District of Illinois affirmed the legal fee petition ruling of the Magistrate Judge. The plaintiff's attorneys may also challenge this ruling. In addition, the Partnership may cross appeal the fee ruling. Therefore, it is uncertain whether this amount (or a greater or lesser amount) will actually be paid by the Partnership.

   During the six months ended June 30, 2002 and 2001, the General Partners and their affiliates did not earn any management fees, and did not receive any Operating Cash Flow distributions.

Results of Operations (Liquidation Basis) - Six months ended June
30, 2002 and 2001

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

   The Partnership had net loss of $21,000 for the six months ended June 30, 2002 compared to a net income of $52,000 for the six months ended June 30, 2001 a decrease in net income of $73,000.
The decrease in net income is primarily the result of the change in operating income and expenses as discussed in the following paragraphs.

   Total income was $46,000 for the six months ended June 30, 2002 compared to $134,000 for the six months ended June 30, 2001, a decline of $88,000. The decline in total income relates primarily to interest income. Interest income declined by $84,000 which is associated with a decline in interest rates on the Partnership's investments. The decline in rental income relates to the Partnership's January 2001 property sale.

   Total expenses were $68,000 for the six months ended June 30, 2002 compared to $78,000 for the six months ended June 30, 2001, an increase of $10,000. The reason for the change in expenses relates to a decline in transaction costs of $18,000 partially offset by an increase in general and administrative expenses of $8,000. Transaction costs declined as a result of the limited activity as a result of the settlement agreement and the judge's ruling regarding the plaintiff's legal fee petition.

Results of Operations (Liquidation Basis) - Three months ended June 30, 2002 and 2001

   The Partnership had a net loss of $8,000 for the three months ended June 30, 2002 compared to net income of $36,000 for the three months ended June 30, 2001 a decrease in net income of $44,000.

   Total income was $23,000 for the three months ended June 30, 2002 compared to $57,000 for the three months ended June 30, 2001, a decline of $34,000. The decline in total income relates primarily to interest income. Interest income declined by $33,000 which is associated with a decline in interest rates on the Partnership's investments.

   Total expenses were $31,000 for the three months ended June 30, 2002 compared to $20,000 for the three months ended June 30, 2001, a increase of $11,000. The reason for the change in expenses relates to an increase in general and administrative expenses of $14,000 partially offset by a decline in transaction costs of $3,000. General and administrative expenses increased as a result of an increase in the Partnership's reserve for estimated liquidation costs. Transaction costs declined as a result of the limited activity as a result of the settlement agreement and the judge's ruling regarding the plaintiff's legal fee petition.

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

          Exhibit 99.  Certification of Officers.



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

                    DATE: August 14, 2002



                    BY:   /s/ Thomas E. Murphy
                          Thomas E. Murphy
                          Chief Financial Officer and Treasurer

                    DATE: August 14, 2002







                           Exhibit 99

           CERTIFICATE OF THE CHIEF EXECUTIVE OFFICER
                               OF
                 BRAUVIN REALTY ADVISORS, INC.
                   CORPORATE GENERAL PARTNER
                               OF
                  BRAUVIN HIGH YIELD FUND L.P.


The undersigned, being the duly elected Chief Executive Officer of Brauvin Realty Advisors, Inc., an Illinois corporation, is authorized to execute this Certificate on behalf of Brauvin High
Yield Fund L.P. (the "Partnership"), and further certifies that to the best of his knowledge:

               (1) The Form 10-Q for the quarter ended June 30, 2002 filed by Partnership and containing the Partnership's financial statements for the quarter then ended, fully complies with the requirements of Section 13(a) and 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

               (2) The information contained in said Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

IN WITNESS WHEREOF, I have set my hand this 14th day of August, 2002.




                    /s/ Jerome J. Brault

                    Jerome J. Brault

                    Chief Executive Officer




           CERTIFICATE OF THE CHIEF FINANCIAL OFFICER
                               OF
                 BRAUVIN REALTY ADVISORS, INC.
                   CORPORATE GENERAL PARTNER
                               OF
                  BRAUVIN HIGH YIELD FUND L.P.


The undersigned, being the duly elected Chief Financial Officer of Brauvin Realty Advisors, Inc., an Illinois corporation, is authorized to execute this Certificate on behalf of Brauvin High
Yield Fund L.P. (the "Partnership"), and further certifies that to the best of his knowledge:

               (1) The Form 10-Q for the quarter ended June 30, 2002 filed by Partnership and containing the Partnership's financial statements for the quarter then ended, fully complies with the requirements of Section 13(a) and 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

               (2) The information contained in said Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

IN WITNESS WHEREOF, I have set my hand this 14th day of August, 2002.




                     /s/ Thomas E. Murphy

                    Thomas E. Murphy

                    Chief Financial Officer