Form 10-Q
period 2002-09-30
BRAUVIN HIGH YIELD FUND L P
filed 2002-11-15
CIK 810587

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q



[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended   September 30, 2002

                                or

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

                              INDEX
                                                                  Page
PART I  Financial Information

Item 1. Financial Statements . . . . . . . . . . . . . . . . . . .  3

        Statements of Net Assets in Liquidation as of
        September 30, 2002 and December 31, 2001
        (Liquidation Basis). . . . . . . . . . . . . . . . . . . .  4

        Statement of Changes in Net Assets in Liquidation
        for the period January 1, 2002 to September 30,
        2002 (Liquidation Basis) . . . . . . . . . . . . . . . . .  5

        Statement of Changes in Net Assets in Liquidation
        for the period January 1, 2001 to September 30,
        2001 (Liquidation Basis) . . . . . . . . . . . . . . . . .  6

        Statement of Operations for the nine months
        ended September 30, 2002 and September 30, 2001
        (Liquidation Basis)  . . . . . . . . . . . . . . . . . .    7

        Statement of Operations for the three months
        ended September 30, 2002 and September 30, 2001
        (Liquidation Basis)  . . . . . . . . . . . . . . . . . .    8

        Notes to Financial Statements. . . . . . . . . . . . . . .  9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . . . . .  18

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk. . . . . . . . . . . . . . . . . . . . . . . .  20

Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . .  21

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  22

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . .  22

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . .  22

Item 4. Submissions of Matters to a Vote of
        Security Holders . . . . . . . . . . . . . . . . . . . . .  22

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . .  22

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  22

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

                  PART I - FINANCIAL INFORMATION


ITEM 1. Financial Statements

  Except for the December 31, 2001 Statement of Net Assets in Liquidation (Liquidation Basis), the following Statement of Net Assets in Liquidation as of September 30, 2002, Statement of Changes in Net Assets in Liquidation for the period January 1, 2002 to September 30, 2002 (Liquidation Basis), Statement of Changes in Net Assets in Liquidation for the period January 1, 2001 to September 30, 2001 (Liquidation Basis), Statements of Operations for the nine months ended September 30, 2002 and September 30, 2001 (Liquidation Basis) and Statements of Operations for the three months ended September 30, 2002 and September 30, 2001 (Liquidation Basis) for Brauvin High Yield Fund L.P. (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2001 Annual Report on Form 10-K.




         STATEMENTS OF NET ASSETS IN LIQUIDATION AS OF
  SEPTEMBER 30, 2002 AND DECEMBER 31, 2001 (LIQUIDATION BASIS)


                                             (Unaudited)
                                            September 30, December 31,
                                               2002          2001
ASSETS
Cash and cash equivalents                   $4,651,681    $4,880,855
  Total Assets                               4,651,681     4,880,855


LIABILITIES
Accounts payable and accrued
 expenses                                       22,372       212,357
Reserve for estimated costs during
 the period of liquidation                     117,677        98,800
  Total Liabilities                            140,049       311,157

Net Assets in Liquidation                   $4,511,632    $4,569,698














         See accompanying notes to financial statements.



            STATEMENT OF CHANGES IN NET ASSETS IN
         LIQUIDATION (LIQUIDATION BASIS) FOR THE PERIOD
             JANUARY 1, 2002 TO SEPTEMBER 30, 2002
                          (Unaudited)




Net Assets in Liquidation at
  January 1, 2002                              $ 4,569,698

Net loss                                           (58,066)

Net Assets in Liquidation at
  September 30, 2002                           $ 4,511,632













        See accompanying notes to financial statements.


             STATEMENT OF CHANGES IN NET ASSETS IN
         LIQUIDATION (LIQUIDATION BASIS) FOR THE PERIOD
             JANUARY 1, 2001 TO SEPTEMBER 30, 2001
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



                   STATEMENTS OF OPERATIONS
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                      (LIQUIDATION BASIS)
                          (Unaudited)

                                            2002           2001
INCOME:
Rental                                   $     --      $   3,713
Interest                                   69,424        177,459
     Total income                          69,424        181,172

EXPENSES:
General and administrative                127,490        102,224
Transaction costs                              --        208,996
     Total expenses                       127,490        311,220

Loss before loss on sale
  of property                             (58,066)      (130,048)

Loss on sale of property                       --         (3,925)

Net loss                                 $(58,066)     $(133,973)

Net loss allocated to:
  General Partners                       $ (1,161)     $  (2,679)
  Interest Holders                       $(56,905)     $(131,294)

Net loss per Unit
  outstanding (2,627,503
  Units outstanding)                     $  (0.02)     $   (0.05)

















         See accompanying notes to financial statements


                   STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                      (LIQUIDATION BASIS)
                          (Unaudited)

                                            2002           2001
INCOME:

Interest                                  $ 22,507      $  46,894
     Total income                           22,507         46,894

EXPENSES:
General and administrative                  59,338         41,829
Transaction costs                               --        191,285
     Total expenses                         59,338        233,114

Net loss                                  $(36,831)     $(186,220)

Net loss allocated to:
  General Partners                        $   (737)     $  (3,724)
  Interest Holders                        $(36,094)     $(182,496)

Net loss per Unit
  outstanding (2,627,503
  Units outstanding)                      $  (0.01)     $   (0.07)

















         See accompanying notes to financial statements


                  BRAUVIN HIGH YIELD FUND L.P.
                (a Delaware limited partnership)

                 NOTES TO FINANCIAL STATEMENTS
     For the nine months ended September 30, 2002 and 2001
                          (Unaudited)

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

  The Partnership was formed on January 6, 1987 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on September 4, 1987. The sale of the minimum of $1,200,000 of depository units representing beneficial assignments of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on November 18, 1987. The Partnership's offering closed on May 19, 1988. A total of $25,000,000 of Units were subscribed for and issued between September 4, 1987 and May 19, 1988, pursuant to the Partnership's public offering. Through September 30, 2002 the Partnership had sold $27,922,102 of Units. This total includes $2,922,102 of Units purchased by Interest Holders who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $1,647,070 have been repurchased by the Partnership from Interest Holders liquidating their investment in the Partnership and have been retired as of September 30, 2002. As of September 30, 2002, the Plan participants have acquired Units under the Plan which approximate 10% of total Units outstanding.

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

 Basis of Accounting

 As a result of the settlement agreement (see Note 5), which was approved by the United States District Court for the Northern District of Illinois on June 18, 1999, the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of assets are presented at estimated net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of September 30, 2002.

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

 The Partnership does not believe that the adoption of SFAS 141, 142, 143 and 144 has a significant impact on its financial statements.

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

  Fees, commissions and other expenses paid or payable to the General Partners or their affiliates for the nine months ended
September 30, 2002 and 2001 were as follows:

                                       2002         2001
Reimbursable operating
  expenses                           $64,633      $61,125

  As of September 30, 2002, the Partnership made all payments to affiliates.

   The Partnership sold its sole remaining property to an affiliate in January 2001 for a contract sale price of $175,000.

(4) WORKING CAPITAL RESERVES

  The Partnership had set aside 1% of the gross proceeds of its public offering as a working capital reserve, which was subsequently reduced to 1/2% ($125,000) which is included in cash and cash equivalents at September 30, 2002 and 2001.

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

  On November 8, 2001, the Magistrate Judge for the United States district Court for the Northern District of Illinois ruled on the plaintiff's legal fee petition. The plaintiff's attorneys subsequently challenged this ruling. On July 19, 2002, the Assigned Judge for the Northern District of Illinois affirmed the legal fee petition ruling of the Magistrate Judge. The plaintiff's
attorneys appealed  this ruling.   On September 24, 2002, the
plaintiff's attorneys filed a Stipulation of Dismissal of their appeal in the District Court for the Northern District of Illinois. The Partnership paid total plaintiff's attorney fees and costs of $191,978 on September 24, 2002.

(6)  SALE OF PARTNERSHIP ASSETS

  Pursuant to the approval of the Special Master and the United States District Court, on August 7, 2000, an affiliated entity purchased all but one of the Partnership's properties. The Partnership sold its sole remaining property to an affiliate in January 2001 for a contract sale price of $175,000.

(7) SUBSEQUENT EVENT

  On November 1, 2002, the Partnership made a distribution to the Interest Holders in the amount of $729,295.

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

  On November 1, 2002, the Partnership made a distribution to the Interest Holders in the amount of $729,295.

  On November 8, 2001, the Magistrate Judge for the United States district Court for the Northern District of Illinois ruled on the
plaintiff's legal fee petition.   The plaintiff's attorneys
subsequently challenged this ruling. On July 19, 2002, the Assigned Judge for the Northern District of Illinois affirmed the legal fee petition ruling of the Magistrate Judge. The plaintiff's
attorneys appealed  this ruling.   On September 24, 2002, the
plaintiff's attorneys filed a Stipulation of Dismissal of their appeal in the District Court for the Northern District of Illinois. The Partnership paid total plaintiff's attorney fees and costs of $191,978 on September 24, 2002.

  During the nine months ended September 30, 2002 and 2001, the General Partners and their affiliates did not earn any management fees, and did not receive any Operating Cash Flow distributions.

Results of Operations (Liquidation Basis) - Nine months ended
September 30, 2002 and 2001

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

  The Partnership had net loss of $58,000 for the nine months ended September 30, 2002 compared to a net loss of $134,000 for the nine months ended September 30, 2001, a decrease in net loss of $76,000. The decrease in net loss is primarily the result of the change in operating income and expenses as discussed in the following paragraphs.

  Total income was $69,000 for the nine months ended September
30, 2002 compared to $181,000 for the nine months ended September 30, 2001, a decline of $112,000. The decline in total income relates primarily to interest income. Interest income declined by $108,000 which is associated with a decline in interest rates on the Partnership's investments and a decline in the total amount invested. The decline in rental income relates to the Partnership's January 2001 property sale.


  Total expenses were $127,000 for the nine months ended September 30, 2002 compared to $311,000 for the nine months ended September 30, 2001, a decrease of $184,000. The reason for the change in expenses relates to a decline in transaction costs of $209,000 partially offset by an increase in general and
administrative expenses of $25,000.    Transaction costs declined
as a result of the limited activity as a result of the settlement agreement and the judge's ruling regarding the plaintiff's legal fee petition. General and administrative expenses increased as a result of an increase in the Partnership's reserve for estimated liquidation costs.

Results of Operations (Liquidation Basis) - Three months ended
September 30, 2002 and 2001

  The Partnership had a net loss of $37,000 for the three months ended September 30, 2002 compared to net loss of $186,000 for the three months ended September 30, 2001, a decrease in net loss of $149,000.

  Total income was $23,000 for the three months ended September
30, 2002 compared to $47,000 for the three months ended September 30, 2001, a decline of $24,000. The decline in total income relates to interest income. Interest income declined by $24,000, which is associated with a decline in interest rates on the Partnership's investments and a decline in the total amount invested.

  Total expenses were $59,000 for the three months ended
September 30, 2002 compared to $233,000 for the three months ended September 30, 2001, a decrease of $174,000. The reason for the change in expenses relates to a decline in transaction costs of $191,000 partially offset by an increase in general and
administrative expenses of $17,000.    Transaction costs declined
as a result of the limited activity as a result of the settlement agreement and the judge's ruling regarding the plaintiff's legal fee petition. General and administrative expenses increased as a result of an increase in the Partnership's reserve for estimated liquidation costs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

  The Partnership does not engage in any hedge transactions or derivative financial instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

  Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective and timely, providing all material information relating to the Company required to be disclosed in reports filed or submitted under the Exchange Act.

Changes in Internal Controls

  There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.


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

                    DATE: November 14, 2002



                    BY:   /s/ Thomas E. Murphy
                          Thomas E. Murphy
                          Chief Financial Officer and Treasurer

                    DATE: November 14, 2002






           CERTIFICATE OF THE CHIEF EXECUTIVE OFFICER
                               OF
                 BRAUVIN REALTY ADVISORS, INC.
                   CORPORATE GENERAL PARTNER
                               OF
                  BRAUVIN HIGH YIELD FUND L.P.

I, Jerome J. Brault, Chief Executive Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Brauvin High Yield Fund L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and statement of changes in net assets in liquidation of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                    BY:/s/ Jerome J. Brault
                       Jerome J. Brault
                       Chairman of the Board of Directors,
                       President and Chief Executive Officer

                    DATE: November 14, 2002





           CERTIFICATE OF THE CHIEF FINANCIAL OFFICER
                               OF
                 BRAUVIN REALTY ADVISORS, INC.
                   CORPORATE GENERAL PARTNER
                               OF
                  BRAUVIN HIGH YIELD FUND L.P.

I, Thomas E. Murphy, Chief Financial Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Brauvin High Yield Fund L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and statement of changes in net assets in liquidation of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                    BY:/s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer and Treasurer

                    DATE: November 14, 2002





                           Exhibit 99

                   SECTION 906 CERTIFICATION


     The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

     Each of the undersigned certifies that the foregoing Report on Form 10-Q fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and that the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Brauvin High Yield Fund L.P.



     BY:            Brauvin Realty Advisors, Inc.
                    Corporate General Partner of
                    Brauvin High Yield Fund L.P.


                    BY:/s/ Jerome J. Brault
                    Jerome J. Brault
                    Chairman of the Board of Directors,
                    President and Chief Executive Officer

                    DATE: November 14, 2002



                    BY:/s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer and Treasurer

                    DATE: November 14, 2002