Form 10-K
period 2002-12-31
BRAUVIN HIGH YIELD FUND L P
filed 2003-03-31
CIK 810587

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-K


[X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of  1934

   For the fiscal year ended   December 31, 2002
                                or
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


                   BRAUVIN HIGH YIELD FUND L.P.
                   2002 FORM 10-K ANNUAL REPORT

                               INDEX
                             PART I                                   Page
Item 1. Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

Item 2. Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .6

Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 16

Item 4. Submission of Matters to a Vote of Security Holders..17

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

Item 8. Financial Statements and Supplementary Data. . . . . . . . . . 25

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure. . . . . . . . . . . . . . 26

                             PART III

Item 10. Directors and Executive Officers of the Partnership . . . . . 27

Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . 29

Item 12. Security Ownership of Certain Beneficial Owners
         and Management. . . . . . . . . . . . . . . . . . . . . . . . 31

Item 13. Certain Relationships and Related Transactions. . . . . . . . 31

Item 14. Controls and Procedures . . . . . . . . . . . . . . . . . . . 32

                             PART IV

Item 15. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . 33

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 35


                  BRAUVIN HIGH YIELD FUND L.P.
                 (a Delaware limited partnership)

                             PART I

Item 1. Business.

  Brauvin High Yield Fund L.P. (the "Partnership") is a Delaware limited partnership formed in January 1987 for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office and industrial real estate properties predominantly subject to "triple-net" leases. It was anticipated at the time the Partnership first offered its Units (as defined below) that a majority of these properties would be leased to operators of national franchise fast food restaurants, automotive services and convenience stores, as well as banks and savings and loans. The leases would provide for a base minimum annual rent and increases in rent, such as through participation in gross sales above a stated level, fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index. The Partnership sold $25,000,000 in depository units representing beneficial assignments of limited partnership interests (the "Units") commencing September 4, 1987, at $10.00 per Unit (the "Offering") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended. The Offering closed on May 19, 1988. An additional $2,922,102 was raised through the sale of additional Units pursuant to the Partnership's distribution reinvestment plan (the "Plan") through December 31, 2002. These Units were purchased from the Units reserved for the Plan after the termination of the Offering. As of December 31, 2002, $1,647,070 of Units sold through the Offering have been repurchased by the Partnership from investors liquidating their investment and have been retired. The investors in the Partnership (the "Interest Holders") share in the benefits of ownership of the Partnership's real property investments according to the number of Units each owns.

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

  The following is a summary of the real estate and improvements owned by the Partnership at January 1, 2000 and subsequent transactions related thereto.

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


ITEM 4. Submission Of Matters To a Vote of Security Holders.

        None.

                             PART II

Item 5.  Market for the Registrant's Units and Related Security
         Holder Matters.

  At December 31, 2002, there were approximately 1,826 Interest Holders in the Partnership. There is no established public trading market for Units and it is not anticipated that there will be a public market for Units. Neither the General Partners nor the Partnership are obligated, but reserve the right, to redeem or repurchase Units. Units may also be purchased by the Plan in certain instances. Any Units so purchased shall be retired.

  Pursuant to the terms of the Agreement, there are restrictions on the ability of the Interest Holders to transfer their Units.
In all cases, the General Partners must consent to the substitution of an Interest Holder.

  The Partnership intends to make a liquidating distributions to Interest Holders from the net sale proceeds remaining from the Partnership's properties after payment of all legal and operating expenses. The Partnership may make partial distributions of the proceeds prior to the final distribution. The timing of the final liquidating distribution has not yet been determined.

  Cash distributions to Interest Holders for 2002, 2001 and 2000 were $729,295, $0, and $9,985,104, respectively. Prior to the commencement of the Partnership's proxy solicitation in August 1996, distributions were paid four times per year, within 60 days following the end of each calendar quarter. Included in the 2002 and 2000 distributions is a return of capital distribution of $729,295 and $8,041,249 respectively, all remaining distributions represent cash flow from operations.


                 BRAUVIN HIGH YIELD FUND L.P.
               (a Delaware limited partnership)
         (Not Covered By Independent Auditor's Report)

Item 6.     Selected Financial Data.

              Years Ended December 31, 2002, 2001 and 2000

                                           2002          2001         2000
Selected Income Statement Data:
Rental income                          $        --    $    3,713 $ 1,317,733
Interest and other income                   85,786       208,436     221,612
Net (loss) income                          (94,326)     (120,226)    633,009
Net (loss) income per Unit (a)         $     (0.04)   $    (0.04)$      0.24

Selected Balance Sheet Data:

Cash and cash equivalents              $ 3,906,927   $ 4,880,885 $ 4,744,948
Real estate held for sale                       --            --     171,937

Total Assets                            3,906,927      4,880,885   5,154,780
Cash distributions to
 Interest Holders (b)                      729,925            --   9,985,104
Cash distributions to
 Interest Holders per
 Unit(a)                                $     0.28    $       --  $     3.80

(a) Net (loss) income per Unit and cash distributions to Interest Holders per Unit are based on 2,627,503 Units outstanding.

(b) Included in the 2002 and 2000 amounts are return of capital distributions of $729,925 and $8,041,249, respectively.

  The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.



                   BRAUVIN HIGH YIELD FUND L.P.
                  (a Delaware limited partnership)
           (Not Covered By Independent Auditor's Report)

Item 6.   Selected Financial Data - continued.

                   Years Ended December 31, 1999 and 1998

                                            1999(c)         1998

Selected Income Statement Data:
Rental income                            $ 2,410,629     $ 2,483,451
Interest and other income                     82,896          81,257
Net income                                   145,413         816,736
Net income Per Unit (a)                  $      0.06     $      0.30

Selected Balance Sheet Data:

Cash and cash equivalents                $ 1,681,705     $ 1,478,616
Real estate held for sale                 10,998,886              --
Land and buildings                                --      18,177,975
Investment in Brauvin High
 Yield Venture                                15,543          18,726
Investment in Brauvin Funds
 Joint Venture                             2,177,679       2,413,241
Investment in Brauvin
 Gwinnett County Venture                          --         534,901
Investment in Brauvin
 Bay County Venture                               --         165,884
Total Assets                              15,102,008      18,802,917

Cash distributions to
 General Partners                             55,603         105,317
Cash distributions to
 Interest Holders (b)                      4,418,735       1,974,310
Cash distributions to
 Interest Holders per
 Unit(a)                                 $      1.68     $      0.75

(a) Net income per Unit and cash distributions to Interest Holders per Unit are based on 2,627,503 Units outstanding.
(b) This includes $6,683 and $8,340 paid to various states for income taxes on behalf of all Interest Holders for 1999 and 1998, respectively. The 1999 amount also includes a return of capital distribution of $1,675,981.
(c) Information in this column reflects results on a going concern basis of accounting from January 1, 1999 to June 19, 1999 and on the liquidation basis of accounting from June 20, 1999 to December 31, 1999.

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

  On November 1, 2002, the Partnership made a distribution to the Interest Holders in the amount of $729,295 (or $0.278 per Unit).

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

  Below is a table summarizing the five year historical data for operating distribution rates per unit:

Distribution
    Date           2002(a)   2001      2000(b)    1999(c) 1998(d)

February 15        $   --  $   --     $.2291     $.2898   $   --
May 15                 --      --      .2074      .2490    .2473
August 15              --      --      .1578      .2398    .1920
November 15            --      --      .1275      .2626    .3088

(a) A November 1, 2002 distribution consisted of a return of capital distribution of $0.2775 per unit only.
(b) The February 15, 2000 distribution does not include a return of capital of $0.3730 per Unit. The August 15, 2000 distribution does not include a return of capital distribution of $2.6873 per unit.
(c) The 1999 distributions were made on May 17, 1999, August 15, 1999, November 15, 1999 and February 15, 2000. In addition not included above was a $0.6379 per Unit return of capital distribution on November 15, 1999.
(d) The 1998 distributions were made on May 8, 1998, August 15, 1998, November 15, 1998, and February 15, 1999.

    During the years ended December 31, 2002, 2001 and 2000, the
General Partners and their affiliates earned management fees of $0, $0, and $13,138, respectively.

Results of Operations - Years ended December 31, 2002 and 2001
(Liquidation Basis)

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

  The Partnership had a net loss of $94,000 for the year ended December 31, 2002 compared to a net loss of $120,000 for the year ended December 31, 2001, a decrease in net loss of $26,000. The decrease in net loss is primarily the result of the change in operating income and expenses as discussed in the following paragraphs

  Total income was $86,000 for the year ended December 31, 2002 compared to $212,000 for the year ended December 31, 2001, a decline of $126,000. The decline in rental income relates to the Partnership's sale of its last property that occurred in January
2001. The decline in other income relates to the decline in interest rates the Partnership received on its investments.

  Total expenses were $180,000 for the year ended December 31, 2002 compared to $328,000 for the year ended December 31, 2001, a
decrease of $148,000.   The reason for the change in expenses
relates to a decline in transaction costs of $201,000, partially offset by an increase in general and administrative expenses of
$53,000.    Transaction costs declined as a result of the limited
activity as a result of the settlement agreement and the judge's ruling regarding the plaintiff's legal fee petition. General and administrative expenses increased as a result of an increase in the Partnership's reserve for estimated liquidation costs.

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

         Mr. Jerome J. Brault . . . .      Chairman of the Board of
                                           Directors, President, Chief
                                           Executive Officer and Director

         Mr. James L. Brault  . . . .      Vice President and Secretary

         Mr. Thomas E. Murphy . . . .      Treasurer and Chief Financial
                                           Officer

  The business experience during the past five years of the General Partners and the principal officers and directors of the Corporate General Partner are as follows:

  MR. JEROME J. BRAULT (age 69) chairman of the board of directors, president and chief executive officer of the Corporate General Partner, as well as a principal shareholder of the Corporate General Partner. He is a member and manager of Brauvin Real Estate Funds, L.L.C. He is a member of Brauvin Capital Trust L.L.C. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. He is the chief executive officer of Brauvin Capital Trust, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

  MR. JAMES L. BRAULT (age 42) is a vice president and secretary and is responsible for the overall operations of the Corporate General Partner and other affiliates of the Corporate General Partner. He is an officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs.
Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary of Brauvin Net Lease V, Inc. He is a manager of Brauvin Real Estate Funds, L.L.C., Brauvin Capital Trust, L.L.C. and BA/Brauvin L.L.C. He is the president of Brauvin Capital Trust, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

  MR. THOMAS E. MURPHY (age 36) is the treasurer and chief financial officer of the Corporate General Partner and other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc. and Brauvin Net Lease V, Inc. He is the treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in July 1994. Mr. Murphy received a B.S. in Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.


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

  The General Partners are entitled to receive Acquisition Fees for services rendered in connection with the selection, purchase, construction or development of any property by the Partnership whether designated as real estate commissions, acquisition fees, finders' fees, selection fees, development fees, construction fees, non-recurring management fees, consulting fees or any other similar fees or commissions, however treated for tax or accounting purposes. Aggregate Acquisition Fees payable to all persons in connection with the purchase of Partnership properties may not exceed such compensation as is customarily charged in arm's-length transactions by others rendering similar services as an ongoing public activity in the same geographic locale and for comparable properties. The aggregate Acquisition Fees to be paid to the General Partners and their affiliates shall not exceed 4-1/2% of the gross proceeds of the Offering. In addition, an additional Acquisition Fee may be paid to the General Partners and its affiliates to the extent of excess working capital reserves (as defined). No acquisition fees were paid in 2002, 2001 or 2000.

  An affiliate of the General Partners may provide leasing and re-leasing services to the Partnership in connection with the management of Partnership properties. The maximum property management fee to the General Partners or their affiliates shall be equal to 1% of the gross revenues of each Partnership property or interest therein; however, the receipt of such property management fees by the General Partners or their affiliates is subordinated to the receipt by the Interest Holders of a 10% non-cumulative, non-compounded annual return on Adjusted Investment. In 2002, 2001 and 2000, the Partnership paid management fees of $0, $0 and $14,699, respectively, to affiliates of the General Partners.

 (c, d, e & f) Not applicable.

 (g) The Partnership has no employees and pays no employee or director compensation.

 (h & i)       Not applicable.

 (j)           Compensation Committee Interlocks and Insider
               Participation. Since the Partnership has no employees, it did not have a compensation committee and is not responsible for the payment of any compensation.

 (k)           Not applicable.

 (l)           Not applicable.

 The following is a summary of all fees, commissions and other expenses paid or payable to the General Partners or their affiliates for the years ended December 31, 2002, 2001 and 2000:

                                  2002        2001       2000

Management fees                 $     --   $     --    $ 13,138
Reimbursable operating expenses   76,933     73,425     239,625

 As of December 31, 2002, 2001 and 2000, the Partnership has made all payments to affiliates related to management fees. As of December 31, 2000, the Partnership owed $3,812 to an affiliate for real estate tax prorations.

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

Item 14. Controls and Procedures.

 Within 90 days prior to the date of this report, we completed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the evaluation date.

 No significant changes were made to our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                             PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K.

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

(b) Form 8-K.
    None

(c) An annual report for the fiscal year 2002 will be sent to the Interest Holders subsequent to this filing.

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



DATED: March 31, 2003





            CERTIFICATE OF THE CHIEF EXECUTIVE OFFICER
                                OF
                  BRAUVIN REALTY ADVISORS, INC.
                    CORPORATE GENERAL PARTNER
                                OF
                   BRAUVIN HIGH YIELD FUND L.P.

I, Jerome J. Brault, Chief Executive Officer of the Company, certify that:

1. I have reviewed this annual report on Form 10-K of Brauvin High Yield Fund L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the consolidated financial condition, results of operations and statement of changes in net assets in liquidation of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                    BY:/s/ Jerome J. Brault
                       Jerome J. Brault
                       Chairman of the Board of Directors,
                       President and Chief Executive Officer

                    DATE: March 31, 2003



            CERTIFICATE OF THE CHIEF FINANCIAL OFFICER
                                OF
                  BRAUVIN REALTY ADVISORS, INC.
                    CORPORATE GENERAL PARTNER
                                OF
                   BRAUVIN HIGH YIELD FUND L.P.

I, Thomas E. Murphy, Chief Financial Officer of the Company, certify that:

1. I have reviewed this annual report on Form 10-K of Brauvin High Yield Fund L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the consolidated financial condition, results of operations and statement of changes in net assets in liquidation of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                    BY:/s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer and Treasurer

                    DATE: March 31, 2003



                            Exhibit 99

                    SECTION 906 CERTIFICATION


     The following statement is provided by the undersigned to accompany the Annual report on Form 10-K for the year ended December 31, 2002, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

     Each of the undersigned certifies that the foregoing Report on Form 10-K fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and that the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of Brauvin High Yield Fund L.P.



     BY:            Brauvin Realty Advisors, Inc.
                    Corporate General Partner of
                    Brauvin High Yield Fund L.P.


                    BY:/s/ Jerome J. Brault
                    Jerome J. Brault
                    Chairman of the Board of Directors,
                    President and Chief Executive Officer

                    DATE: March 31, 2003



                    BY:/s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer and Treasurer

                    DATE: March 31, 2003


             INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                     Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . .      F-2

Independent Auditors' Report . . . . . . . . . . . . . . . . . .      F-3

Financial Statements:

Statements of Net Assets in Liquidation
as of December 31, 2002 and December 31, 2001
(Liquidation Basis). . . . . . . . . . . . . . . . . . . . . . .      F-4

Statement of Changes in Net Assets
in Liquidation for the year ended December 31, 2002
(Liquidation Basis)  . . . . . . . . . . . . . . . . . . . . . .      F-5

Statement of Changes in Net Assets
in Liquidation for the year ended December 31, 2001
(Liquidation Basis)  . . . . . . . . . . . . . . . . . . . . . .      F-6

Statements of Operations for the years ended December 31,
2002, December 31, 2001, and December 31, 2000
(Liquidation Basis). . . . . . . . . . . . . . . . . . . . . . .      F-7

Notes to Financial Statements  . . . . . . . . . . . . . . . . .      F-8

Schedule III -- Real Estate and Accumulated
 Depreciation, December 31, 2002. . . . . . . . . . . . . . . .      F-23

All other schedules provided for in Item 14(a)(2) of Form 10-K are either not required, or are inapplicable, or not material.


INDEPENDENT AUDITORS' REPORT

Partners
Brauvin High Yield Fund L.P.

We have audited the accompanying financial statements of Brauvin High Yield Fund L.P., for the years ended December 31, 2002 and 2001 as listed in the index to financial statements. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brauvin High Yield Fund L.P. at December 31, 2002 and 2001, and the results of its operations for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Altschuler, Melvoin and Glasser LLP
Chicago, Illinois
January 28, 2003

INDEPENDENT AUDITORS' REPORT

To the Partners
Brauvin High Yield Fund L.P.
Chicago, Illinois

We have audited the statement of net assets of Brauvin High Yield Fund L.P. as of December 31, 2000 (not presented herein) and the related statements of changes in net assets (not presented herein) and operations the year ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Brauvin High Yield Fund L.P. at December 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


Deloitte & Touche
Chicago, Illinois
February 16, 2001






                   BRAUVIN HIGH YIELD FUND L.P.
                 (a Delaware limited partnership)

          STATEMENTS OF NET ASSETS IN LIQUIDATION AS OF
             DECEMBER 31, 2002 AND DECEMBER 31, 2001

                                    December 31, 2002  December 31,2001

ASSETS
Cash and cash equivalents                   $ 3,906,927       $4,880,855
  Total Assets                                3,906,927        4,880,855

LIABILITIES
Accounts payable and
  accrued expenses                               20,050          212,357
Reserve for estimated costs during
  the period of liquidation                     140,800           98,800
  Total Liabilities                             160,850          311,157
Net Assets in Liquidation                   $ 3,746,077       $4,569,698



















         See accompanying notes to financial statements.



        STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
    (LIQUIDATION BASIS) FOR THE YEAR ENDED December 31, 2002



Net Assets in Liquidation
at January 1, 2002                            $4,569,698

Net loss                                         (94,326)

Distribution to Interest Holders                (729,295)

Net Assets in Liquidation
at December 31, 2002                          $3,746,077



















         See accompanying notes to financial statements.






        STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
    (LIQUIDATION BASIS) FOR THE YEAR ENDED DECEMBER 31, 2001



Net Assets in Liquidation
at January 1, 2001                            $4,689,924

Loss from operations                            (116,301)

Loss on sale of property                          (3,925)

Net Assets in Liquidation
at December 31, 2001                          $4,569,698























          See accompanying notes to financial statements.






                STATEMENTS OF OPERATIONS (LIQUIDATION BASIS)
            FOR THE YEARS ENDED DECEMBER 31 2002, 2001 AND 2000

                                   2002          2001        2000
INCOME
Rental                          $       --   $    3,713   $1,317,733
Interest and other                  85,786      208,436      221,612
  Total income                      85,786      212,149    1,539,345

EXPENSES
General and administrative         180,112      127,467      380,446
Management fees (Note 4)                --           --       13,138
Transaction costs (Note 7)              --      200,983       97,410
                                   180,112      328,450      490,994
(Loss) income before gain on
 sale of property and equity
 interest in joint ventures        (94,326)    (116,301)   1,048,351
(Loss) gain on sale of
 property                               --       (3,925)     239,146
(Loss) income before equity
 interest in joint ventures        (94,326)    (120,226)   1,287,497

Equity Interest in Joint
 Ventures' net (loss) income:
Brauvin High Yield Venture              --           --         (598)
Brauvin Funds Joint Venture             --           --    1,039,779
Total Joint Venture
 net income                             --           --    1,039,181
(Loss) income before
 adjustment to liquidation
 basis                             (94,326)    (120,226)   2,326,678
Adjustment to liquidation
 basis                                  --           --   (1,693,669)

Net (loss) income               $  (94,326)  $ (120,226)  $  633,009

Net (loss) income allocated to:
 General Partners               $   (1,887)  $   (2,405)  $   12,660
 Interest Holders               $  (92,439)  $ (117,821)  $  620,349

Net (loss) income per
 Unit outstanding (a)           $    (0.04)  $    (0.04)  $     0.24

(a) Net (loss) income per Unit is based on 2,627,503 Units outstanding.


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

 The Partnership was formed on January 6, 1987 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on September 4, 1987. The sale of the minimum of $1,200,000 of depository units representing beneficial assignments of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on November 18, 1987. The Partnership's offering closed on May 19, 1988. A total of $25,000,000 of Units were subscribed for and issued between September 4, 1987 and May 19, 1988, pursuant to the Partnership's public offering. Through December 31, 2002, 2000 and 1999 the Partnership had sold $27,922,102 of Units. This total includes $2,922,102 of Units purchased by Interest Holders who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $1,647,070 have been repurchased by the Partnership from Interest Holders liquidating their investment in the Partnership and have been retired as of December 31, 2002, 2001 and 2000. As of December 31, 2002, the Plan participants have acquired Units under the Plan which approximate 10% of total Units outstanding.

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

 Pursuant to the approval of the "Special Master" appointed by the court and the United States District Court, on August 7, 2000, an affiliated entity purchased all but one of the Partnership's remaining properties resulting in net proceeds to the Partnership of approximately $11,681,000. The Partnership sold its sole remaining property to an affiliate in January 2001 for a contract price of $175,000.

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

 Basis of Accounting

 As a result of the settlement agreement (see Note 7), which was approved by the United States District Court for the Northern District of Illinois on June 18, 1999, the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of assets are presented at estimated net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of December 31, 2002.

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

 In 1999 and 2000, the Partnership recorded impairment charges to reduce the cost basis of real estate to its estimated fair value when the real estate was judged to have suffered an impairment that was other than temporary (see Notes 2 and 8).

 Investment in Joint Ventures

 Prior to August 7, 2000 the Partnership owned a 1% equity interest in Brauvin High Yield Venture, which owned the land and building underlying five Ponderosa restaurants and a 49% equity interest in Brauvin Funds Joint Venture, which owned the land and building underlying a Scandinavian Health Spa. The accompanying financial statements include the investments in Brauvin High Yield Venture and Brauvin Funds Joint Venture using the equity method of accounting.

 Cash and Cash Equivalents

 Cash and cash equivalents include all highly liquid debt instruments with an original maturity within three months of purchase.

 Restricted Cash

 Per the terms of the settlement agreement (see Note 7) the Partnership was required to establish a cash reserve that was restricted for the payment of the General Partners' legal fees and costs. The release of these funds to the General Partners was subject to the certification by the Special Master that the General Partners had been cooperative, did not breach their fiduciary duties to the Limited Partners, did not breach the settlement agreement or the Partnership Agreement and used their best efforts to manage the affairs of the Partnership in such a manner as to maximize the value and marketability of the Partnership's assets in accordance with their obligations under the Partnership Agreement.

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

 The fair value estimates presented herein are based on information available to management as of December 31, 2002 and 2001, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

 The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents and accounts payable and accrued expenses.

 Derivatives and Hedging Instruments

 In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as assets and liabilities in the balance sheet and be measured at fair value. SFAS 133 also requires changes in fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June, 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivatives and certain hedging activities. SFAS 133 and SFAS 138 were adopted by the Partnership effective January 1, 2001. The Partnership had no derivatives in 2002 or 2001.

 Recent Accounting Pronouncements

 In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing intangibles, reassessment of the useful lives of existing intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

 Application of the statements to future acquisitions, if any, could result in the recognition, upon acquisition, of additional intangible assets (acquired in-place lease origination costs and acquired above market leases) and liabilities (acquired below market leases), which would be amortized over the remaining terms of the acquired leases.

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

 In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which was effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 144 retains the recognition and measurement requirements of SFAS 121, but resolves significant SFAS 121 implementation issues. In addition, it applies to a segment of a business accounted for as a discontinued operation.

 In April 2002, FASB issued Statement of Financial Accounting Standards No. 145, "Recession of FASB Statements No. 4, 44, Amendment of FASB No. 13, and Technical Corrections" ("SFAS 145"). Generally, the recission of FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt" would require that debt extinguishment costs are to no longer be treated as extraordinary items. The amendment to FASB No. 13, "Accounting for Leases" requires sale-leaseback accounting for certain lease modifications that have the economic effects that are similar to sale-leaseback transactions. This statement is generally effective for the year ending December 31, 2003.

 In November 2002, FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and clarifies that a guarantor is required to recognize, at inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for periods ending after December 15, 2002.

 In January 2003, FASB  issued interpretation No. 46,
"Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of certain variable interest entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies to variable interest entities created after January 31, 2003 and to such entities in which the interest was acquired prior to February 1, 2003 for fiscal years and interim periods beginning after June 15, 2003.

 The Partnership does not believe that the adoption of SFAS 143, 144 and 145 and FIN 45 and 46, will have a significant impact on its financial statements.

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

  Fees, commissions and other expenses paid or payable to the General Partners or their affiliates for the years ended December
31, 2002, 2001 and 2000 were as follows:

                              2002         2001         2000

Management fees            $     --     $     --     $ 13,138
Reimbursable operating
  expenses (allocated
  overhead and
  administrative costs       76,933       73,425      239,625

  As of December 31, 2002 and 2001, the Partnership has made all payments to affiliates.


(5) WORKING CAPITAL RESERVES

  The Partnership had set aside 1% of the gross proceeds of its public offering as a working capital reserve, which was subsequently reduced to 1/2% ($125,000), which is included in cash and cash equivalents at December 31, 2002 and 2001.

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

 The following are condensed financial statements for the Brauvin
High Yield Venture and Brauvin Funds Joint Venture:

                   BRAUVIN HIGH YIELD VENTURE

                                            Liquidation Basis
                                                January 1,
                                                2000 to
                                               August 7,
                                                 2000
Rental and other income                        $393,412
Expenses:
 Management fees                                  3,747
 Operating and
  administrative                                 43,795
                                                 47,542
Net income before gain on sale of property      345,870
Gain on sale of property                            215
Net income before adjustment to
  liquidation basis                             346,085
Adjustment to liquidation basis                (405,909)
Net loss                                       $(59,824)


                     BRAUVIN FUNDS JOINT VENTURE

                                  Liquidation Basis
                                      January 1,
                                       2000 to
                                       August 7,
                                         2000
Rental and other income              $  435,534
Expenses:
 Management fees                          4,292
 Operating and
  administrative                          2,504
                                          6,796
Net income before gain
 on sale                                428,738
Gain on sale of
 property                             1,693,260

Net income                           $2,121,998

(7) MERGER AND LITIGATION

  The Partnership had proposed to merge with and into an entity affiliated with certain of the General Partners. Promptly upon consummation of the merger, the Partnership would have ceased to exist and the surviving entity would have succeeded to all of the assets and liabilities of the Partnership.

  The merger was not completed primarily due to litigation and by agreement of the Partnership and the General Partners and pursuant to a motion of the General Partners, the District Court entered an order preventing the Partnership and the General Partners from completing the merger of otherwise disposing of all or substantially all of the Partnership's assets until further order of the Court.

  Two legal actions against the Partnership, the General Partners and affiliates of such General Partners, in connection with the merger have been settled. On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation and the United States District Court for the Northern District of Illinois approved the settlement on June 18, 1999. One additional legal action, which was dismissed on January 28, 1998 had also been brought against the General Partners and affiliates of such General Partners, as well as the Partnership on a nominal basis in connection with the merger.

  On November 8, 2001, the Magistrate Judge for the United States District Court for the Northern District of Illinois ruled on the plaintiff's legal fee petition. The plaintiff's attorneys subsequently challenged this ruling. On July 19, 2002, the Assigned Judge for the Northern District of Illinois affirmed the legal fee petition ruling of the Magistrate Judge. The plaintiff's attorneys
appealed  this ruling.   On September 24, 2002, the plaintiff's
attorneys filed a Stipulation of Dismissal of their appeal in the District Court for the Northern District of Illinois, and accordingly, the Partnership paid total plaintiff's attorney fees and costs of $191,978 on September 24, 2002.

(8)  SALE OF PARTNERSHIP ASSETS

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


                                                            SCHEDULE III
                                                    BRAUVIN HIGH YIELD FUND L.P.
                                                  (a Delaware limited partnership)

                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 2002
                                                                            Gross Amount at Which Carried
                                            Initial Cost (a)                 at  Close of Period (b)
                                              Buildings,                        Buildings,   Real
                                               Personal     Cost of             Personal     Estate
                                            Property and   Subsequent         Property and   Held for  Accumulated
    Date
   Description     Encumbrances(c)   Land   Improvements Improvements   Land   Improvements
Sale     Depreciation   Acquired
Taco Bells             $0         $2,245,312 $5,239,062        $0  $2,093,512 $ 4,884,862   $0
$1,696,083    12/87-2/88
Ponderosas              0          3,167,168  7,390,057         0   2,975,468   6,942,757    0
2,229,935    9/88-11/89
Children's World
 Learning Centers       0            356,288    831,338         0     356,288     831,338    0
227,948          7/89
Unallocated additional
 Acquisition Fee        0                  0     93,750         0           0      93,750    0            27,013
11/90-12/90
Adjustment to
 liquidation basis of
 accounting and property
 dispositions (d)       0                  0          0         0  (5,425,268)(12,752,707)   0        (4,180,979)
                       $0         $5,768,768$13,554,207        $0  $        0 $         0   $0        $        0

NOTES:
(a)  The cost of this real estate is $19,322,975  for tax purposes (unaudited).  The buildings are depreciated over approximately
       35 years using the straight line method.  The properties were constructed between 1969 and
1986.
(b)  The following schedule summarizes the changes in the Partnership's real estate and accumulated depreciation balances:

        Real estate                                                2002           2001            2000
         Balance at beginning of year                          $        --    $   171,937     $10,998,886
         Adjustment to liquidation basis of accounting (d)              --             --      (1,693,669)
         Property sales                                                 --       (171,937)     (9,133,280)
         Balance at end of year                                $         0    $         0     $   171,937


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


                              EXHIBITS

                                TO

                   BRAUVIN HIGH YIELD FUND L.P.
                      FORM 10-K ANNUAL REPORT
                        FOR THE YEAR ENDED
                         December 31, 2002

                           EXHIBIT INDEX


Exhibit (21)           Subsidiaries of the Registrant

                           Exhibit 21

Name of Subsidiary                            State of Formation

Brauvin High Yield Venture                         Illinois

Brauvin Funds Joint Venture                        Illinois