Form 10-Q
period 2003-03-31
BRAUVIN HIGH YIELD FUND L P
filed 2003-05-21
CIK 810587

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended   March 31, 2003

                                or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from ____________ to __________

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

                              INDEX

                                                               Page
PART I  Financial Information

Item 1. Financial Statements . . . . . . . . . . . . . . . . . . .  3

        Statements of Net Assets in Liquidation as of
        March 31, 2003 and December 31, 2002
        (Liquidation Basis). . . . . . . . . . . . . . . . . . . .  4

        Statement of Changes in Net Assets in Liquidation
        for the period January 1, 2003 to March 31, 2003
        (Liquidation Basis). . . . . . . . . . . . . . . . . . . .  5

        Statement of Changes in Net Assets in Liquidation
        for the period January 1, 2002 to March 31, 2002
        (Liquidation Basis). . . . . . . . . . . . . . . . . . . .  6

        Statement of Operations for the three months
        ended March 31, 2003 and March 31, 2002
        (Liquidation Basis)  . . . . . . . . . . . . . . . . . .    7

        Notes to Financial Statements. . . . . . . . . . . . . . .  8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . . . . .  17

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk. . . . . . . . . . . . . . . . . . . . . . . .  19

Item 4. Controls and Procedures. . . . . . . . . . . . . . . . . .  19

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  20

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . .  20

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . .  20

Item 4. Submissions of Matters to a Vote of
        Security Holders . . . . . . . . . . . . . . . . . . . . .  20

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . .  20

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  20

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

                  PART I - FINANCIAL INFORMATION


ITEM 1. Financial Statements

  Except for the December 31, 2002 Statements of Net Assets in Liquidation (Liquidation Basis), the following Statement of Net Assets in Liquidation as of March 31, 2003, Statement of Changes in Net Assets in Liquidation for the period January 1, 2003 to March 31, 2003 (Liquidation Basis), Statement of Changes in Net Assets in Liquidation for the period January 1, 2002 to March 31, 2002 (Liquidation Basis) and Statements of Operations for the three months ended March 31, 2003 and the three months ended March 31, 2002 (Liquidation Basis) for Brauvin High Yield Fund L.P. (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2002 Annual Report on Form 10-K.



                 BRAUVIN HIGH YIELD FUND L.P.
              (a Delaware limited partnership)

         STATEMENTS OF NET ASSETS IN LIQUIDATION AS OF
    March 31, 2003 AND December 31, 2002 (LIQUIDATION BASIS)


                                            (Unaudited)
                                             March 31,  December 31,
                                               2003          2002
ASSETS
Cash and cash equivalents                   $3,891,781    $3,906,927
                                             ---------     ---------
  Total Assets                               3,891,781     3,906,927
                                             ---------     ---------

LIABILITIES:
Accounts payable and accrued
 expenses                                       27,336        20,050
Reserve for estimated costs during
 the period of liquidation                     130,400       140,800
                                            ----------    ----------
  Total Liabilities                            157,736       160,850
                                            ----------    ----------

Net Assets in Liquidation                   $3,734,045    $3,746,077
                                            ==========    ==========






















         See accompanying notes to financial statements.


                 BRAUVIN HIGH YIELD FUND L.P.
               (a Delaware limited partnership)

             STATEMENT OF CHANGES IN NET ASSETS IN
         LIQUIDATION (LIQUIDATION BASIS) FOR THE PERIOD
               JANUARY 1, 2003 TO March 31, 2003
                          (Unaudited)




Net Assets in Liquidation at
  January 1, 2003                              $ 3,746,077

Loss from operations                               (12,032)
                                               -----------
Net Assets in Liquidation at
  March 31, 2003                               $ 3,734,045
                                               ===========






























        See accompanying notes to financial statements.

                BRAUVIN HIGH YIELD FUND L.P.
              (a Delaware limited partnership)

             STATEMENT OF CHANGES IN NET ASSETS IN
         LIQUIDATION (LIQUIDATION BASIS) FOR THE PERIOD
               JANUARY 1, 2002 TO March 31, 2002
                          (Unaudited)




Net Assets in Liquidation at
  January 1, 2002                              $ 4,569,698

Loss from operations                               (13,569)
                                               -----------
Net Assets in Liquidation at
  March 31, 2002                               $ 4,556,129
                                               ===========




























         See accompanying notes to financial statements.

                 BRAUVIN HIGH YIELD FUND L.P.
              (a Delaware limited partnership)

                   STATEMENTS OF OPERATIONS
              For the Three Months Ended March 31,
                      (Liquidation Basis)
                          (Unaudited)

                                            2003           2002
INCOME:
Interest                                 $ 11,916       $ 23,696
                                          -------       --------
     Total income                          11,916         23,696
                                          -------       --------
EXPENSES:
General and administrative                 23,948         37,265
                                          -------       --------
     Total expenses                        23,948         37,265
                                         --------       --------

Net loss                                 $(12,032)      $(13,569)
                                         ========       ========
Net loss allocated to:
  General Partners                       $   (241)      $   (271)
                                         ========       ========
  Interest Holders                       $(11,791)      $(13,298)
                                         ========       ========
Net loss per Unit
  outstanding (2,627,503
  Units outstanding)                     $  (0.00)      $  (0.01)
                                         ========       ========



























         See accompanying notes to financial statements

                 BRAUVIN HIGH YIELD FUND L.P.
              (a Delaware limited partnership)

               NOTES TO THE FINANCIAL STATEMENTS

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ORGANIZATION

  BRAUVIN HIGH YIELD FUND L.P. (the "Partnership") is a Delaware limited partnership which was organized for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office and industrial real estate properties predominantly subject to "triple-net" leases. The General Partners of the Partnership are Brauvin Realty Advisors, Inc. and Jerome J. Brault. Brauvin Realty Advisors, Inc. is owned primarily by Messrs. Brault (beneficially) (44%) and Cezar M. Froelich (44%). Mr. Froelich resigned as a director of the Corporate General Partner in December 1994 and as an individual General Partner effective as of September 17, 1996. Brauvin Securities, Inc., an affiliate of the General Partners, was the selling agent of the Partnership. The Partnership is managed by an affiliate of the General Partners.

  The Partnership was formed on January 6, 1987 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on September 4, 1987. The sale of the minimum of $1,200,000 of depository units representing beneficial assignments of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on November 18, 1987. The Partnership's offering closed on May 19, 1988. A total of $25,000,000 of Units were subscribed for and issued between September 4, 1987 and May 19, 1988, pursuant to the Partnership's public offering. Through March 31, 2003 the Partnership had sold $27,922,102 of Units. This total includes $2,922,102 of Units purchased by Interest Holders who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $1,647,070 have been repurchased by the Partnership from Interest Holders liquidating their investment in the Partnership and have been retired as of March 31, 2003. As of March 31, 2003, the Plan participants have acquired Units under the Plan which approximate 10% of total Units outstanding.

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

 Pursuant to the approval of the "Special Master" and the United States District Court, on August 7, 2000, an affiliated entity purchased all but one of the Partnership's remaining properties resulting in net proceeds to the Partnership of approximately $11,681,000. The Partnership sold its sole remaining property to an affiliate in January 2001 for a contract price of $175,000.

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

 Basis of Accounting

 As a result of the settlement agreement (see Note 6), which was approved by the United States District Court for the Northern District of Illinois on June 18, 1999, the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of assets are presented at estimated net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of March 31, 2003.

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

 The fair value estimates are based on information available to management as of December 31, 2002 and 2001, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

 The Partnership does not believe that the adoption of SFAS 143, 144 and 145 and FIN 45 and 46, has a significant impact on its financial statements.

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

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the three months ended March 31, 2003 and 2002 were as follows:



                               2003           2002
Reimbursable operating
  expenses                   $15,880        $17,785


(4) WORKING CAPITAL RESERVES

  The Partnership had set aside 1% of the gross proceeds of its public offering as a working capital reserve, which was subsequently reduced to 1/2% ($125,000) which is included in Cash and cash equivalents at March 31, 2003 and 2002.

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

         During the three months ended March 31, 2003 and 2002, the General Partners and their affiliates did not earn any management fees, and did not receive any Operating Cash Flow distributions.

Results of Operations (Liquidation Basis) - Three months ended
March 31, 2003 and 2002

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

         The Partnership had net loss of $12,000 for the three months ended March 31, 2003 compared to a net loss of $14,000 for the three months ended March 31, 2002 a decrease in net loss of $2,000. The decrease in net loss is primarily the result of the change in operating income and expenses as discussed in the following paragraphs.

         Total income was $12,000 for the three months ended March 31, 2003, compared to $24,000 for the three months ended March 31, 2002, a decline of $12,000. The $12,000 decline in interest income is associated with a decline in interest rates on the Partnership's investments and a decline in the amount of cash available for investment.

         Total expenses were $24,000 for the three months ended March 31, 2003, compared to $37,000 for the three months ended March 31, 2002, a decrease of $13,000. The change was due to a decline in general and administrative expense as a result of the Partnership reclassifying certain expenses to reduce the reserve for estimated costs during liquidation. These expenses were reclassified since the Partnership no longer has any operating properties and the liquidation process has begun.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

         The Partnership does not engage in any hedge transactions or derivative financial instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

         The Chief Executive Officer and Chief Financial Officer of the corporate general partner have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures
(as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective and timely, providing all material information relating to the Company required to be disclosed in reports filed or submitted under the Exchange
Act.

Changes in Internal Controls

         There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
The Chief Executive Officer and Chief Financial Officer are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.


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

                 None.

ITEM 5.  Other Information.

                 None.

ITEM 6.  Exhibits and Reports On Form 8-K.

                 Exhibit 99.   Certification of Officers


                 BRAUVIN HIGH YIELD FUND L.P.
              (a Delaware limited partnership)


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

                    DATE: May 20, 2003



                    BY:   /s/ Thomas E. Murphy
                          Thomas E. Murphy
                          Chief Financial Officer and Treasurer

                    DATE: May 20, 2003


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

                    DATE: May 20, 2003


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



                    BY:/s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer and Treasurer

                    DATE: May 20, 2003




                           Exhibit 99

                   SECTION 906 CERTIFICATION


     The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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

                    DATE: May 20, 2003



                    BY:/s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer and Treasurer

                    DATE: May 20, 2003