Form 10-Q
period 2003-06-30
BRAUVIN HIGH YIELD FUND L P
filed 2003-08-20
CIK 810587

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q



               [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended   June 30, 2003

                                or

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

                              INDEX

                                                               Page
PART I  Financial Information

Item 1. Financial Statements . . . . . . . . . . . . . . . . . . .  3

        Statements of Net Assets in Liquidation as of
        June 30,2003 and December 31, 2002
        (Liquidation Basis). . . . . . . . . . . . . . . . . . . .  4

        Statement of Changes in Net Assets in Liquidation
        for the period January 1, 2003 to June 30, 2003
        (Liquidation Basis). . . . . . . . . . . . . . . . . . . .  5

        Statement of Changes in Net Assets in Liquidation
        for the period January 1, 2002 to June 30, 2002
        (Liquidation Basis). . . . . . . . . . . . . . . . . . . .  6

        Statement of Operations for the six months
        ended June 30, 2003 and June 30, 2002
        (Liquidation Basis)  . . . . . . . . . . . . . . . . . .    7

        Statement of Operations for the three months
        ended June 30, 2003 and June 30, 2002
        (Liquidation Basis)  . . . . . . . . . . . . . . . . . .    8

        Notes to Financial Statements. . . . . . . . . . . . . . .  9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . . . . .  19

        Item 3. Quantitative and Qualitative Disclosures about
        Market Risk. . . . . . . . . . . . . . . . . . . . . . . .  21

Item 4. Controls and Procedures. . . . . . . . . . . . . . . . . .  21

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  23

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . .  23

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . .  23

Item 4. Submissions of Matters to a Vote of
        Security Holders . . . . . . . . . . . . . . . . . . . . .  23

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . .  23

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  23

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24


                  PART I - FINANCIAL INFORMATION


ITEM 1. Financial Statements

  Except for the December 31, 2002 Statements of Net Assets in Liquidation (Liquidation Basis), the following Statement of Net Assets in Liquidation as of June 30, 2003, Statement of Changes in Net Assets in Liquidation for the period January 1, 2003 to June 30, 2003 (Liquidation Basis), Statement of Changes in Net Assets in Liquidation for the period January 1, 2002 to June 30, 2002 (Liquidation Basis) and Statements of Operations for the six months ended June 30, 2003 and June 30, 2002 (Liquidation Basis) and Statements of Operations for the three months ended June 30, 2003 and June 30, 2002 (Liquidation Basis) for Brauvin High Yield Fund L.P. (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2002 Annual Report on Form 10-K.



(PAGE)

         STATEMENTS OF NET ASSETS IN LIQUIDATION AS OF
    JUNE 30, 2003 AND DECEMBER 31, 2002 (LIQUIDATION BASIS)


                                            (Unaudited)
                                             June 30,    December 31,
                                               2003          2002
ASSETS
Cash and cash equivalents                       $3,871,691    $3,906,927
  Total Assets                                   3,871,691     3,906,927


LIABILITIES:
Accounts payable and accrued
 expenses                                           20,188        20,050
Reserve for estimated costs during
 the period of liquidation                         120,950       140,800
  Total Liabilities                                141,138       160,850

Net Assets in Liquidation                       $3,730,553    $3,746,077

















         See accompanying notes to financial statements.


(PAGE)


             STATEMENT OF CHANGES IN NET ASSETS IN
  LIQUIDATION FOR THE PERIOD JANUARY 1, 2003 TO JUNE 30, 2003
                      (LIQUIDATION BASIS)
                          (Unaudited)




Net Assets in Liquidation at
  January 1, 2003                              $ 3,746,077

Loss from operations                               (15,524)

Net Assets in Liquidation at
  June 30, 2003                                $ 3,730,553



























        See accompanying notes to financial statements.


             STATEMENT OF CHANGES IN NET ASSETS IN
  LIQUIDATION FOR THE PERIOD JANUARY 1, 2002 TO JUNE 30, 2002
                      (LIQUIDATION BASIS)
                          (Unaudited)




Net Assets in Liquidation at
  January 1, 2002                              $ 4,569,698

Loss from operations                               (21,235)

Net Assets in Liquidation at
  June 30, 2002                                $ 4,548,463





























         See accompanying notes to financial statements.


         (PAGE)

                        STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                         (LIQUIDATION BASIS)
                          (Unaudited)

                                                  2003           2002
INCOME:
Interest                                       $ 23,129       $ 46,917
     Total income                                23,129         46,917

EXPENSES:
General and administrative                       38,653         68,152
     Total expenses                              38,653         68,152

Net loss                                       $(15,524)      $(21,235)

Net loss allocated to:
  General Partners                             $   (310)      $   (425)
  Interest Holders                             $(15,214)      $(20,810)

Net loss per Unit
  outstanding (2,627,503
  Units outstanding)                           $  (0.01)      $  (0.01)




























         See accompanying notes to financial statements


                    STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                      (LIQUIDATION BASIS)
                          (Unaudited)

                                                 2002           2001
INCOME:

Interest                                       $ 11,213       $ 23,221
     Total income                                11,213         23,221

EXPENSES:
General and administrative                       14,705         30,887
     Total expenses                              14,705         30,887

Net loss                                       $ (3,492)      $ (7,666)

Net loss allocated to:
  General Partners                             $    (70)      $   (153)
  Interest Holders                             $ (3,422)      $ (7,513)

Net loss per Unit
  outstanding (2,627,503
  Units outstanding)                           $  (0.00)     $   (0.00)
























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

  The Partnership was formed on January 6, 1987 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on September 4, 1987. The sale of the minimum of $1,200,000 of depository units representing beneficial assignments of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on November 18, 1987. The Partnership's offering closed on May 19, 1988. A total of $25,000,000 of Units were subscribed for and issued between September 4, 1987 and May 19, 1988, pursuant to the Partnership's public offering. Through June 30, 2003 the Partnership had sold $27,922,102 of Units. This total includes $2,922,102 of Units purchased by Interest Holders who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $1,647,070 have been repurchased by the Partnership from Interest Holders liquidating their investment in the Partnership and have been retired as of June 30, 2003. As of June 30, 2003, the Plan participants have acquired Units under the Plan which approximate 10% of total Units outstanding.

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

 Basis of Accounting

 As a result of the settlement agreement (see Note 5), which was approved by the United States District Court for the Northern District of Illinois on June 18, 1999, the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of assets are presented at estimated net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of June 30, 2003.

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

 The fair value estimates are based on information available to management as of June 30, 2003 and December 31, 2002, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

 The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents, accounts payable and accrued expenses, and reserve for estimated cost during the period of liquidation.

 Derivatives and Hedging Instruments

 In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as assets and liabilities in the balance sheet and be measured at fair value. SFAS 133 also requires changes in fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June, 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivatives and certain hedging activities. SFAS 133 and SFAS 138 were adopted by the Partnership effective January 1, 2001. The Partnership had no derivatives in 2003 or 2002.

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

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the six months ended June
30, 2003 and 2002 were as follows:

                                       2003              2002
Reimbursable operating
  expenses                           $25,330           $30,085


(4) WORKING CAPITAL RESERVES

  The Partnership had set aside 1% of the gross proceeds of its public offering as a working capital reserve, which was subsequently reduced to 1/2% ($125,000) which is included in cash and cash equivalents at June 30, 2003 and December 31, 2002.

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

  The Special Master approved total reserves for the Partnership in the amount of $4.62 million or $1.758 per Unit. These reserves were held by the Partnership; and the length of the reserve period and the remaining amounts that will ultimately be distributed to investors will depend on several factors not known at this time. The Partnership intends to make a liquidating distribution to Interest Holders from the net sale proceeds remaining from the Partnership's properties after payment of all legal and operating expenses. The Partnership may make partial distributions of the proceeds prior to the final distribution. The timing of the liquidating distribution has not yet been determined.

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

  During the six months ended June 30,2003 and 2002, the General
Partners and their affiliates did not earn any management fees, and did not receive any Operating Cash Flow distributions.

Results of Operations (Liquidation Basis) - Six months ended
 June 30, 2003 and 2002

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

  The Partnership had net loss of $16,000 for the six months ended June 30, 2003 compared to a net loss of $21,000 for the six months ended June 30, 2002 a decrease in net loss of $5,000. The decrease in net loss is primarily the result of the change in operating income and expenses as discussed in the following paragraphs.

  Total income was $23,000 for the six months ended June 30, 2003, compared to $46,000 for the six months ended June 30, 2002, a decline of $23,000. The $23,000 decline in interest income is associated with a decline in interest rates on the Partnership's investments and a decline in the amount of cash available for investment.

  Total expenses were $39,000 for the six months ended June 30, 2003, compared to $68,000 for the six months ended June 30, 2002, a decrease of $29,000. The change was due to a decline in general and administrative expense as a result of the Partnership reclassifying certain expenses to reduce the reserve for estimated costs during liquidation. These expenses were reclassified since the Partnership no longer has any operating properties and the liquidation process has begun.

Results of Operations (Liquidation Basis) - Three months ended
June30, 2002 and 2001

  The Partnership had a net loss of $3,000 for the three months ended June 30, 2003 compared to net loss of $8,000 for the three months ended June 30, 2002 a decrease in net loss of $5,000.

  Total income was $11,000 for the three months ended June 30, 2003 compared to $23,000 for the three months ended June 30, 2002, a decline of $12,000. The decline in total income relates primarily to interest income. Interest income declined by $12,000 which is associated with a decline in interest rates on the Partnership's investments.

  Total expenses were $15,000 for the three months ended June 30, 2003 compared to $31,000 for the three months ended June 30, 2002, a decrease of $16,000. The change was due to a decline in general and administrative expense as a result of the Partnership reclassifying certain expenses to reduce the reserve for estimated costs during liquidation. These expenses were reclassified since the Partnership no longer has any operating properties and the liquidation process has begun.

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

(PAGE)

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


(PAGE)
                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



               BY:  Brauvin Realty Advisors, Inc.
                    Corporate General Partner of
                    Brauvin High Yield Fund L.P.

                    BY:   ____________________________
                          Jerome J. Brault
                          Chairman of the Board of Directors,
                          President and Chief Executive Officer


                    DATE: August 19, 2003



                    BY:   ___________________________________
                          Thomas E. Murphy
                          Chief Financial Officer and Treasurer

                    DATE: August 19, 2003



















 (PAGE)

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

                    DATE: August 19, 2003



                    BY:   /s/ Thomas E. Murphy
                          Thomas E. Murphy
                          Chief Financial Officer and Treasurer

                    DATE: August 19, 2003

(PAGE)
           CERTIFICATE OF THE CHIEF EXECUTIVE OFFICER
                               OF
                 BRAUVIN REALTY ADVISORS, INC.
                   CORPORATE GENERAL PARTNER
                               OF
                  BRAUVIN HIGH YIELD FUND L.P.

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

              a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

              c) evaluated the effectiveness of the registrant's disclosure controls and procedures presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

              c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

              a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information;
              and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


                    BY:
                       Jerome J. Brault
                       Chairman of the Board of Directors,
                       President and Chief Executive Officer

                    DATE: August 19, 2003


(PAGE)

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

              a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

              c) evaluated the effectiveness of the registrant's disclosure controls and procedures presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

              c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

              a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information;
              and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


                    BY:/s/ Jerome J. Brault
                       Jerome J. Brault
                       Chairman of the Board of Directors,
                       President and Chief Executive Officer

                    DATE: August 19, 2003


(PAGE)

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

              a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

              c) evaluated the effectiveness of the registrant's disclosure controls and procedures presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

              c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

              a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information;
              and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


                    BY:
                    Thomas E. Murphy
                    Chief Financial Officer and Treasurer

                    DATE: August 19, 2003

(PAGE)

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

              a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

              c) evaluated the effectiveness of the registrant's disclosure controls and procedures presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

              c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

              a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information;
              and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


                    BY:/s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer and Treasurer

                    DATE: August 19, 2003

(PAGE)
                        Exhibit 99

                   SECTION 906 CERTIFICATION


     The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-Q for the quarter ended June 30,2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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



     BY:            Brauvin Realty Advisors, Inc.
                    Corporate General Partner of
                    Brauvin High Yield Fund L.P.


                    BY:
                    Jerome J. Brault
                    Chairman of the Board of Directors,
                    President and Chief Executive Officer

                    DATE: August 19, 2003



                    BY:
                    Thomas E. Murphy
                    Chief Financial Officer and Treasurer

                    DATE: August 19, 2003

(PAGE)

                          Exhibit 99

                   SECTION 906 CERTIFICATION


     The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-Q for the quarter ended June 30,2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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

                    DATE: August 19, 2003



                    BY:/s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer and Treasurer

                    DATE: August 19, 2003