Form 10-Q
period 2003-09-30
BRAUVIN HIGH YIELD FUND L P
filed 2003-11-14
CIK 810587

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q



[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

        For the quarterly period ended   September 30, 2003

                                    or

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

                              INDEX

                                                                   Page
PART I  Financial Information

Item 1. Financial Statements . . . . . . . . . . . . . . . . . . .  3

        Statements of Net Assets in Liquidation as of
        September 30,2003 and December 31, 2002
        (Liquidation Basis). . . . . . . . . . . . . . . . . . . .  4

        Statement of Changes in Net Assets in Liquidation
        for the period January 1, 2003 to
        September 30, 2003(Liquidation Basis). . . . . . . . . . .  5

        Statement of Changes in Net Assets in Liquidation
        for the period January 1, 2002 to
        September 30, 2002(Liquidation Basis). . . . . . . . . . .  6

        Statement of Operations for the nine months
        ended September 30, 2003 and 2002
        (Liquidation Basis)  . . . . . . . . . . . . . . . . . .    7

        Statement of Operations for the three months
        ended September 30, 2003 and 2002
        (Liquidation Basis)  . . . . . . . . . . . . . . . . . .    8

        Notes to Financial Statements. . . . . . . . . . . . . . .  9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . . . . .  19

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk. . . . . . . . . . . . . . . . . . . . . . . .  21

Item 4. Controls and Procedures. . . . . . . . . . . . . . . . . .  21

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  23

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . .  23

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . .  23

Item 4. Submissions of Matters to a Vote of
        Security Holders . . . . . . . . . . . . . . . . . . . . .  23

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . .  23

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  23

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24


                  PART I - FINANCIAL INFORMATION


ITEM 1. Financial Statements

  Except for the December 31, 2002 Statement of Net Assets in Liquidation (Liquidation Basis), the following Statement of Net Assets in Liquidation as of September 30, 2003, Statement of Changes in Net Assets in Liquidation for the period January 1, 2003 to September 30, 2003 (Liquidation Basis), Statement of Changes in Net Assets in Liquidation for the period January 1, 2002 to September 30, 2002 (Liquidation Basis), Statements of Operations for the nine months ended September 30, 2003 and 2002 (Liquidation Basis) and Statements of Operations for the three months ended September 30, 2003 and 2002 (Liquidation Basis) for Brauvin High Yield Fund L.P. (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2002 Annual Report on Form 10-K.




         STATEMENTS OF NET ASSETS IN LIQUIDATION AS OF
  SEPTEMBER 30, 2003 AND DECEMBER 31, 2002 (LIQUIDATION BASIS)


                                              (Unaudited)
                                              September 30,  December 31,
                                                   2003          2002
ASSETS
Cash and cash equivalents                       $3,834,371    $3,906,927
Due from affiliate                                   7,265            --
  Total Assets                                   3,841,636     3,906,927


LIABILITIES:
Accounts payable and accrued
 expenses                                           28,372        20,050
Reserve for estimated costs during
 the period of liquidation                         111,500       140,800
  Total Liabilities                                139,872       160,850

Net Assets in Liquidation                       $3,701,764    $3,746,077



















         See accompanying notes to financial statements.


             STATEMENT OF CHANGES IN NET ASSETS IN
LIQUIDATION FOR THE PERIOD JANUARY 1, 2003 TO SEPTEMBER 30, 2003
                      (LIQUIDATION BASIS)
                          (Unaudited)




Net Assets in Liquidation at
  January 1, 2003                              $ 3,746,077

Loss from operations                               (44,313)

Net Assets in Liquidation at
  September 30, 2003                           $ 3,701,764



















        See accompanying notes to financial statements.


             STATEMENT OF CHANGES IN NET ASSETS IN
LIQUIDATION FOR THE PERIOD JANUARY 1, 2002 TO SEPTEMBER 30, 2002
                      (LIQUIDATION BASIS)
                          (Unaudited)




Net Assets in Liquidation at
  January 1, 2002                              $ 4,569,698

Loss from operations                               (58,066)

Net Assets in Liquidation at
  September 30, 2002                           $ 4,511,632




















         See accompanying notes to financial statements.


                    STATEMENTS OF OPERATIONS
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                      (LIQUIDATION BASIS)
                          (Unaudited)

                                                 2003           2002
INCOME:
Interest                                       $ 32,474       $ 69,424
     Total income                                32,474         69,424

EXPENSES:
General and administrative                       76,787        127,490
     Total expenses                              76,787        127,490

Net loss                                       $(44,313)      $(58,066)

Net loss allocated to:
  General Partners                             $   (886)      $ (1,161)
  Interest Holders                             $(43,427)      $(56,905)

Net loss per Unit
  outstanding (2,627,503
  Units outstanding)                           $  (0.02)      $  (0.02)



















         See accompanying notes to financial statements



                    STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                      (LIQUIDATION BASIS)
                          (Unaudited)

                                                  2003           2002
INCOME:

Interest                                       $  9,345       $ 22,507
     Total income                                 9,345         22,507

EXPENSES:
General and administrative                       38,134         59,338
     Total expenses                              38,134         59,338

Net loss                                       $(28,789)      $(36,831)

Net loss allocated to:
  General Partners                             $   (576)      $   (737)
  Interest Holders                             $(28,213)      $(36,094)

Net loss per Unit
  outstanding (2,627,503
  Units outstanding)                           $  (0.01)      $  (0.01)



















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

  The Partnership was formed on January 6, 1987 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on September 4, 1987. The sale of the minimum of $1,200,000 of depository units representing beneficial assignments of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on November 18, 1987. The Partnership's offering closed on May 19, 1988. A total of $25,000,000 of Units were subscribed for and issued between September 4, 1987 and May 19, 1988, pursuant to the Partnership's public offering. Through September 30, 2003 the Partnership had sold $27,922,102 of Units. This total includes $2,922,102 of Units purchased by Interest Holders who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $1,647,070 have been repurchased by the Partnership from Interest Holders liquidating their investment in the Partnership and have been retired as of September 30, 2003. As of September 30, 2003, the Plan participants have acquired Units under the Plan which approximate 10% of total Units outstanding.

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

 Basis of Accounting

 As a result of the settlement agreement (see Note 5), which was approved by the United States District Court for the Northern District of Illinois on June 18, 1999, the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of assets are presented at estimated net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of September 30, 2003.

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

 The fair value estimates are based on information available to management but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

 The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents, due from affiliate accounts payable and accrued expenses, and reserve for estimated cost during the period of liquidation.

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

 In January 2003, FASB issued interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of certain variable interest entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies to variable interest entities created after January 31, 2003 and to such entities in which the interest was acquired prior to February 1, 2003 commencing with financial statements issued after December 15, 2003.

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

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the nine months ended
September 30, 2003 and 2002 were as follows:

                                       2003          2002
Reimbursable operating
  expenses                           $59,780       $61,125

  As of September 30, 2003 the Partnership was owed $7,265 from an affiliate. The Partnership received this reimbursement in October, 2003.

(4) WORKING CAPITAL RESERVES

  The Partnership had set aside 1% of the gross proceeds of its public offering as a working capital reserve, which was subsequently reduced to 1/2% ($125,000) which is included in cash and cash equivalents at September 30, 2003 and December 31, 2002.

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

  During the nine months ended September 30, 2003 and 2002, the General Partners and their affiliates did not earn any management fees, and did not receive any Operating Cash Flow distributions.

Results of Operations (Liquidation Basis) - Nine months ended
September 30, 2003 and 2002

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

  The Partnership had net loss of $44,000 for the nine months ended September 30, 2003 compared to a net loss of $58,000 for the nine months ended September 30, 2002, a decrease in net loss of $14,000. The decrease in net loss is primarily the result of the change in operating income and expenses as discussed in the following paragraphs.

  Total income was $32,000 for the nine months ended September 30, 2003, compared to $69,000 for the nine months ended September 30, 2002, a decline of $37,000. The $37,000 decline in interest income is associated with a decline in interest rates on the Partnership's investments and a decline in the amount of cash available for investment.

  Total expenses were $77,000 for the nine months ended September 30, 2003, compared to $127,000 for the nine months ended September 30, 2002, a decrease of $50,000. The change was due to a decline in general and administrative expense as a result of the Partnership reclassifying certain expenses to reduce the reserve for estimated costs during liquidation. These expenses were reclassified since the Partnership no longer has any operating properties and the liquidation process has begun.

Results of Operations (Liquidation Basis) - Three months ended
September 30, 2003 and 2002

  The Partnership had a net loss of $29,000 for the three months ended September 30, 2003 compared to net loss of $37,000 for the three months ended September 30, 2002, a decrease in net loss of $8,000.

  Total income was $9,000 for the three months ended September
30, 2003 compared to $23,000 for the three months ended September 30, 2002, a decline of $14,000. The decline in total income relates primarily to interest income. Interest income declined by $13,000, which is associated with a decline in interest rates on the Partnership's investments.

   Total expenses were $38,000 for the three months ended September 30, 2003 compared to $59,000 for the three months ended September 30, 2002, a decrease of $21,000. The change was due to a decline in general and administrative expense as a result of the Partnership reclassifying certain expenses to reduce the reserve for estimated costs during liquidation. These expenses were reclassified since the Partnership no longer has any operating properties and the liquidation process has begun.

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

                 None.

ITEM 3.  Defaults Upon Senior Securities.

                 None.

ITEM 4.  Submission Of Matters To a Vote of Security Holders.

                 None.

ITEM 5.  Other Information.

                 On October 28, 2003, Jerome Brault resigned as an Individual General Partner of the Partnership.

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

                    DATE: November 14, 2003



                    BY:   /s/ Thomas E. Murphy
                          Thomas E. Murphy
                          Chief Financial Officer and Treasurer

                    DATE: November 14, 2003


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

              c) evaluated the effectiveness of the registrant's disclosure controls and procedures presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

              d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

                    DATE: November 14, 2003




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

              c) evaluated the effectiveness of the registrant's disclosure controls and procedures presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

              d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


                    BY:/s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer and Treasurer

                    DATE: November 14, 2003


                           Exhibit 99

                   SECTION 906 CERTIFICATION


     The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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

                    DATE: November 14, 2003



                    BY:/s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer and Treasurer

                    DATE: November 14, 2003